Form 10-Q
period 2014-03-31
K2M GROUP HOLDINGS, INC.
filed 2014-06-05
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-36443
K2M GROUP HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2977810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
751 Miller Drive SE, Leesburg, Virginia	20175
(Address of principal executive offices)	(Zip Code)
(703) 777-3155
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐ No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on May 13, 2014 was 37,085,906.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Prospectus dated May 7, 2014 accessible on the SEC's website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:

•	our inability to achieve or sustain profitability;

•	our ability to successfully demonstrate the merits of our technologies and techniques compared to those of our competitors;

•
pricing pressure from our competitors, hospitals and changes in third-party coverage and reimbursement impacting our ability to sell our products at prices necessary to support our current business strategies;

•	competition and our ability to develop and commercialize new products;

•	greater resources at our competitors;

•	aggregation of hospital purchasing from collaboration and consolidation may lead to demands for price concessions or to the exclusion of some suppliers from certain market opportunities;

•	hospitals and other healthcare providers may be unable to obtain adequate coverage and reimbursement for procedures performed using our products;

•	the safety and efficacy of our products is not yet supported by long-term clinical data;

•	our dependence on a limited number of third-party suppliers for most of our products and components;

•	our inability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors;

•	the proliferation of physician-owned distributorships;

•	concentration of sales from a limited number of spinal systems or products that incorporate these technologies;

•	loss of the services of key members of our senior management, consultants or personnel;

•	inability to enhance our product offerings through our research and development efforts;

•	failure to properly manage our anticipated growth;

•
acquisitions of or investments in new or complementary businesses, products or technologies, through the licensing of products or technologies from third parties or other strategic alliances, and the failure to manage acquisitions, investments, licenses or other strategic alliances, or the failure to integrate them with our existing business;

•	inability to train surgeons on the safe and appropriate use of our products;

•	requirements to maintain high levels of inventory;

•	an impairment of our goodwill or intangible assets;

•	disruptions in our information technology systems;

•	any disruption in operations at our headquarters facility or an inability to ship a sufficient number of our products to meet demand;

•	inability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	inability to secure and prepare new space for our corporate headquarters prior to the expiration of our lease;

•	extensive governmental regulation in the United States;

•	extensive governmental regulation in foreign jurisdictions, such as Europe;

•
failure to maintain regulatory approvals and clearances, or our inability to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements;

•	requirements for new 510(k) clearances, premarket approvals or new or amended CE Certificates of Conformity;

•	failure to obtain or maintain foreign regulatory approvals to market our products in other countries;

•	extensive post-market regulation by the FDA and failure to meet strict regulatory requirements;

•	medical device reporting regulations, voluntary corrective actions or agency enforcement actions if our products, or malfunction of our products, cause or contribute to a death or a serious injury;

•	a recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products;

•	failure by us or our suppliers to comply with ongoing regulatory requirements;

•	possible enforcement action if we engage in improper marketing or promotion of our products;

•	the misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits;

•	delays or failures in any future clinical trials will prevent us from commercializing any modified or new products associated with such trials;

•
the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development may not perform as contractually required or expected and we may not be able to obtain regulatory approval for or commercialize our products;

•	the results of clinical trials may not support future product candidates or claims or may result in the discovery of adverse side effects;

•	governmental regulation and limited sources and suppliers could restrict our procurement and use of allograft bone tissue;

•	environmental laws and regulations can impose significant costs and expose us to potential financial liabilities;

•	claims for non-compliance with FDA regulations in connection with the processing, manufacturing or distribution of our proposed allograft bone tissue or other biomaterials products;

•	failure to comply by us or our sales representatives with fraud and abuse laws;

•
U.S. legislative or FDA regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after approval is obtained;

•	U.S. legislative or regulatory healthcare reforms may make it more difficult and costly for us to market and distribute our products after clearance or approval is obtained;

•	medical device tax provisions in the healthcare reform laws;

•	we will need to generate significant sales to become profitable;

•	sales volumes and our results of operations may fluctuate over the course of the year;

•	our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all;

•	inability to extend the maturity date or obtain a new credit facility;

•	continuing worldwide economic instability;

•	inability to protect our intellectual property rights;

•	reliance on patent rights that we either license from others or have obtained through assignments;

•	patent litigation;

•
claims that we, our employees, our independent sales agencies or our distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors;

•	product liability lawsuits;

•	operating risks relating to our international operations;

•	failure to comply with the FCPA and similar laws associated with our activities outside the United States;

•	control by and possible conflicts of interest with our Sponsor;

•	exemptions from corporate governance requirements due to being a “controlled company” under NASDAQ rules;

•	increased costs and additional regulations and requirements as a result of becoming a public company;

•	inability to implement and maintain effective internal control over financial reporting in the future;

•	the market price of shares of our common stock may be volatile;

•	dilution from the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	decline in the market price of our common stock from the sale by us or our existing investors of additional shares of our common stock;

•	anti-takeover provisions in our organizational documents and Delaware law; and

•	our status as an “emerging growth company”.
We operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this prospectus. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
Website and Social Media Disclosure
We use our website (www.k2m.com), our corporate Facebook page (www.facebook.com/K2MInc) and our corporate Twitter account (@K2MInc) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about K2M when you enroll your e-mail address by visiting the “Email Alerts” section of our website at http://investors.k2m.com/alerts.cfm?. The contents of our website and social media channels are not, however, a part of this report.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	March 31,	Pro Forma as of March 31,
	2013	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,419	$11,146	$53,901
Accounts receivable, net	32,824	33,226	33,226
Inventory, net	39,223	43,925	43,925
Deferred income taxes	8,824	6,736	6,736
Prepaid expenses and other current assets	3,984	8,320	8,320
Total current assets	92,274	103,353	146,108
Property and equipment, net	2,978	3,233	3,233
Goodwill and intangible assets, net	186,270	178,739	178,739
Other assets, net	15,414	16,529	16,529
Total assets	$296,936	$301,854	$344,609
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$23,500	$23,500	$—
Accounts payable	17,069	22,770	22,770
Accrued expenses	8,760	8,118	8,118
Accrued payroll liabilities	10,396	8,694	8,694
Total current liabilities	59,725	63,082	39,582
Notes to stockholders	19,650	34,351	—
Deferred income taxes	14,084	11,996	11,996
Other liabilities	211	174	174
Total liabilities	93,670	109,603	51,752
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value, 7,300,000 shares authorized; 7,250,885 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively and no shares issued at Pro forma March 31, 2014	56,667	57,862	—
Series B redeemable convertible preferred stock, $0.001 par value, 6,500,000 shares authorized; 6,301,290 issued and outstanding at December 31, 2013 and March 31, 2014, respectively and no shares issued at Pro forma March 31, 2014	52,414	52,399	—
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 22,421,509, 22,664,310 and 37,066,337 shares issued and outstanding at December 31, 2013, March 31, 2014, and Pro forma March 31, 2014, respectively	22	23	37
Additional paid-in capital	165,651	168,288	384,002
Accumulated other comprehensive loss	(920)	(1,006)	(1,006)
Accumulated deficit	(70,568)	(85,315)	(90,176)
Total stockholders’ equity	94,185	81,990	292,857
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$296,936	$301,854	$344,609

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2013	2014
Revenue	$35,098	$42,251
Cost of revenue	10,720	14,414
Gross profit	24,378	27,837
Operating expenses:
Research, development and engineering	3,197	3,197
Sales and marketing	18,620	22,448
General and administrative	14,300	15,890
Total operating expenses	36,117	41,535
Loss from operations	(11,739)	(13,698)
Other income (expense):
Foreign currency transaction (loss) gain	(1,579)	222
Interest expense	(474)	(1,247)
Total other expense, net	(2,053)	(1,025)
Loss before income tax (benefit) expense	(13,792)	(14,723)
Income tax (benefit) expense	(2,913)	24
Net loss	(10,879)	(14,747)
Accretion or write-up of preferred stock	(13,115)	(1,180)
Net loss attributable to stockholders	$(23,994)	$(15,927)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.09)	$(0.71)
Weighted average shares outstanding:
Basic and diluted	22,087	22,523
Pro forma net loss per share:
Basic and diluted		$(0.37)
Weighted average number of shares used in computing pro forma net loss per share:
Basic and diluted		36,925
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2014
Net loss	$(10,879)	$(14,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	716	(86)
Other comprehensive income (loss)	716	(86)
Comprehensive loss	$(10,163)	$(14,833)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	22,421,509	$22	$165,651	$(920)	$(70,568)	$94,185
Net loss	—	—	—	—	(14,747)	(14,747)
Other comprehensive loss	—	—	—	(86)	—	(86)
Stock-based compensation	—	—	375	—	—	375
Accretion of Series A redeemable convertible preferred stock	—	—	(1,179)	—	—	(1,179)
Accretion of Series B redeemable convertible preferred stock	—	—	21	—	—	21
Accretion of Series A and B redeemable convertible preferred stock issuance costs	—	—	(22)	—	—	(22)
Sale of common stock pursuant to securities purchase and other agreements	121,111	1	2,307	—	—	2,308
Stock option modifications	—	—	2,077	—	—	2,077
Exercise of options	121,690	—	(942)	—	—	(942)
Balance at March 31, 2014	22,664,310	$23	$168,288	$(1,006)	$(85,315)	$81,990

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2014
Operating activities
Net loss	$(10,879)	$(14,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,895	9,705
Provision for allowance for doubtful accounts	95	137
Provision for inventory reserve	721	721
Stock-based compensation	491	375
Amortization of issuance and discount costs included in interest expense	9	67
Deferred income taxes	(2,946)	—
Changes in operating assets and liabilities:
Accounts receivable	(582)	(508)
Inventory	(2,270)	(6,075)
Prepaid expenses and other assets	2	(4,305)
Accounts payable, accrued expenses, and accrued payroll liabilities	2,497	5,447
Net cash used in operating activities	(3,967)	(9,183)
Investing activities
Purchase of surgical instruments	(1,344)	(2,058)
Purchase of property and equipment	(96)	(658)
Purchase of intangible assets	(17)	(18)
Net cash used in investing activities	(1,457)	(2,734)
Financing activities
Borrowings on bank line of credit	1,500	—
Proceeds from issuance of notes to stockholders	—	14,634
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	11,574	—
Proceeds from issuance of common stock	—	2,308
Payment of public offering costs	—	(369)
Payments to satisfy minimum tax withholding related to exercise of options	(339)	(942)
Net cash provided by financing activities	12,735	15,631
Effect of exchange rate changes on cash and cash equivalents	(36)	13
Net increase in cash and cash equivalents	7,275	3,727
Cash and cash equivalents at beginning of period	7,011	7,419
Cash and cash equivalents at end of period	$14,286	$11,146
Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$1,245	$1,195
Accretion of Series B redeemable convertible preferred stock	$(2,165)	$(15)
Adjustment of preferred stock to fair value	$14,035	$—
Deferred public offering costs	—	$2,291
Cash paid for:
Interest	$250	$255
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2013 and 2014
(Unaudited)
(In Thousands, Except Per Share Data)

1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
K2M Group Holdings, Inc. (the Company) was formed as a Delaware corporation on June 29, 2010. On July 2, 2010, K2M, Inc. (K2M), a company initially incorporated in 2004, entered into an Agreement and Plan of Merger (the Merger Agreement) with Altitude Group Holdings, Inc. (Altitude) and Altitude Merger Sub, Inc. (Merger Sub). Altitude was a newly formed corporation and an indirect wholly-owned subsidiary of Welsh, Carson, Anderson & Stowe XI, L.P. On August 12, 2010 (the Merger Date), upon the closing of the transactions under the Merger Agreement, Merger Sub merged with and into K2M with K2M being the surviving corporation of such merger (the Transaction or Merger) and Altitude was renamed K2M Group Holdings, Inc.
The Company is a global medical device company focused on designing, developing and commercializing innovative and proprietary complex spine technologies and techniques. The Company’s complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma, and tumor. The Company has applied its product development expertise in innovating complex spine technologies and techniques to the design, development, and commercialization of an expanding number of proprietary minimally invasive surgery, or MIS products. The Company’s MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches for both complex spine and degenerative spine pathologies. The Company has also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
Initial Public Offering
The Company completed an initial public offering (IPO) of its common stock in May 2014. See Note 15 - Subsequent Events, for disclosures related to the IPO and other related transactions.
Unaudited Interim Results
The accompanying condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss and condensed consolidated cash flows for the three months ended March 31, 2013 and 2014 and the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of future results. All information as of March 31, 2014 and for the three month periods ending March 31, 2013 and 2014 within these notes to the consolidated financial statements is unaudited.
Reverse Stock Split Ratio
On April 21, 2014, the Board of Directors approved a reverse stock split of the Company’s common stock such that each 2.43 shares of issued common stock were reclassified into one share of common stock. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.
Pro Forma Presentation
The unaudited pro forma balance sheet presentation as of March 31, 2014 gives effect to the following items related to the IPO: (1) issuance of 8,825 shares of common stock at a price of $15 per share, net of deducted underwriting discounts and estimated offering costs; (2) the automatic conversion of all outstanding shares of the Series A redeemable convertible preferred stock (Series A Preferred), and the Series B redeemable convertible preferred stock (Series B Preferred), into 5,577 shares of common stock; (3) payment of cumulative dividends on the Series A Preferred and Series B Preferred of $17,642; (4) repayment of all outstanding indebtedness under our bank line of credit of $23,500 and (5) prepayment of notes to stockholders of $39,212 and accrued interest of $834.

The unaudited pro forma net loss per share is computed using the pro forma net loss divided by pro forma weighted average number of shares outstanding. Pro forma net loss excludes the accretion of preferred stock of $1,180, and interest expense related to our bank line of credit and notes to stockholders of $1,153. The pro forma weighted average number of shares outstanding assumes the following as if they had occurred at the beginning of the period: (1) the automatic conversion of all shares of the Series A Preferred and Series B Preferred into 5,577 shares of common stock; and (2) the issuance of 8,825 shares of common stock during the IPO. See Note 15 - Subsequent Events for further discussions of the IPO.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries including K2M Holdings, Inc.; K2M Inc.; K2M UK Limited; and K2M Germany, GmbH. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and the if-converted method is used to determine the dilutive effect of the Company’s Series A Preferred, and the Series B Preferred. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive.
Foreign Currency Translation and Other Comprehensive Loss
The account balances of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss), which is the Company’s only component of accumulated comprehensive income (loss).
Remeasurement gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.
Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards (the EGC extension). Accordingly, so long as the Company continues to qualify as an EGC, it will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.

In February 2013, the FASB issued guidance requiring new disclosures on items reclassified from Accumulated Other Comprehensive Income (AOCI). Companies will be required to disclose, in a single location, amounts reclassified from each component of AOCI based on its source and the statement of operations line items affected by the reclassification. The Company’s only component of AOCI is from foreign currency translation adjustments. To the extent there are such reclassifications, we plan to present such disclosure in a note to the consolidated financial statements. For public entities that do not qualify for the EGC extension, the new guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. For EGCs including the Company and non-public issuers, the guidance is effective prospectively for annual reporting periods beginning after December 15, 2013. The Company does not anticipate that this disclosure requirement will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of asset that is a nonprofit or a business within a foreign entity. For public entities that do not qualify for the EGC extension, the new guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. For EGCs including the Company and non-public issuers, the guidance is effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. Early adoption is permitted. The Company does not anticipate that this adoption will have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued new guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities that do not qualify for the EGC extension, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2013 and may be applied retrospectively. EGCs including the Company and non-public issuers will be required to comply with the guidance on a prospective basis in the first quarter of 2015. Early adoption is permitted. Although adoption of this new guidance may impact how such items are classified on the Company’s balance sheets, such change is not expected to be material. There will be no changes in the presentations of the Company’s other financial statements.

2.    ACCOUNTS RECEIVABLE
Receivables consist of the following:

	December 31, 2013	March 31, 2014
Accounts receivable	$35,271	$35,667
Allowances	(2,447)	(2,441)
Accounts receivable, net	$32,824	$33,226

3.    INVENTORY
The following table summarizes the Company’s inventory, net of allowances:

	December 31, 2013	March 31, 2014
Finished goods	$64,539	$67,557
Inventory allowances	(25,316)	(23,632)
	$39,223	$43,925

Inventory includes surgical instruments available for sale with a carrying value of $5,285 and $6,023 at December 31, 2013 and March 31, 2014, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets comprise the following:

	As of December 31, 2013
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(36,466)	25,134
Licensed technology	4 - 6 years	52,600	(43,947)	8,653
Customer relationships	4 - 7 years	29,700	(14,320)	15,380
Patents and other	2 - 17 years	1,313	(720)	593
Subtotal		145,213	(95,453)	49,760
Total		$281,723	$(95,453)	$186,270

	As of March 31, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(39,602)	21,998
Licensed technology	4 - 6 years	52,600	(47,216)	5,384
Customer relationships	4 - 7 years	29,700	(15,380)	14,320
Patents and other	2 - 17 years	1,331	(804)	527
Subtotal		145,231	(103,002)	42,229
Total		$281,741	$(103,002)	$178,739

Amortization expense was $7,526 and $7,551 for the three months ended March 31, 2013 and 2014 respectively.

As of March, 31, 2014, the expected amortization expense for the remainder of 2014 and the following five years and thereafter is as follows:

As of March 31, 2014
2014	$15,170
2015	10,136
2016	10,136
2017	6,522
2018 and thereafter	265
Total	$42,229

5.    OTHER ASSETS
Other assets comprise the following:

	December 31, 2013	March 31, 2014
Surgical instruments, net	$15,271	$16,408
Other	143	121
	$15,414	$16,529

Surgical instruments are stated net of accumulated amortization of $15,007 and $15,471 at December 31, 2013 and March 31, 2014, respectively. Amortization expense was $724 and $1,308 for the three months ended March 31, 2013 and 2014, respectively.

6.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2013	March 31, 2014
Accrued commissions	$2,837	$3,107
Accrued royalties	2,230	2,002
Accrued interest	—	834
Stock option awards liability	2,076	—
Other	1,617	2,175
	$8,760	$8,118

7.    DEBT
Debt consists of the following:

	December 31, 2013	March 31, 2014
Bank line of credit	$23,500	$23,500
Notes to stockholders	22,270	39,212
Total debt	45,770	62,712
Less unamortized discounts	(2,620)	(4,861)
Debt, net of discounts	$43,150	$57,851

Bank Line of Credit
In 2012, K2M and K2M UK Limited executed the Secured Credit Facilities Credit Agreement (the Credit Agreement). Under the Credit Agreement, there are amounts available under the facility of $30,000, which consists of a revolving loan facility in an aggregate principal amount of up to $30,000, sub-facilities under the revolving loan facility for letters of credit in the aggregate availability amount of $1,000, a swingline sub-facility in the aggregate availability amount of $5,000, and a line of credit from the Export-Import Bank of the United States, or the Export Import Bank sub-facility in the aggregate availability amount of $10,000.
The Credit Agreement terminates on October 29, 2014, at which time the outstanding principal and unpaid interest are due. Interest is charged monthly at the prime rate plus 1%. Various fees, including commitment fees, equivalent to the product of 0.25% and the average unused portion of the revolving line of credit, annual administrative agent fees of $40, Export Import Bank line of credit fees, and letter of credit fees are due to the lenders over the term of the Credit Agreement.
Borrowings under the Credit Agreement are secured by a first priority lien in all the personal property assets of the Company, including intellectual property. The Credit Agreement contains various financial covenants and negative covenants with which the Company must maintain compliance. Additionally, as long as the Company maintains unrestricted cash at a specific lender’s bank, plus unused borrowing availability of at least $7,500, the Company may maintain a static loan balance and therefore, collections may be transferred to the Company’s operating cash account. There is an early termination fee of 1% to 2% of the aggregate amount of the credit facility, should the Company decide to terminate the Credit Agreement before October 29, 2014.

On April 30, 2014, the credit Agreement was amended to (1) allow for the repayment of the Company’s outstanding Shareholder Notes with the proceeds of the IPO, (2) replace the existing minimum consolidated adjusted EBITDA financial covenant with a maximum loss financial covenant which requires that consolidated net loss of K2M and K2M UK, Ltd., shall not exceed (i) $11,000 for the three-month period ended March 31, 2014 and (ii) $16,000 for the six-month period ending June 30, 2014 and (3) permit the Lenders to add additional financial covenants to the extent that the IPO, which was completed on May 13, 2014, was not consummated on or prior to June 30, 2014. The Company was in compliance with the maximum loss financial covenant as of March 31, 2014.
Borrowings under the revolving line of credit accrued interest at a rate of 4.25% at March 31, 2014. For three months ended March 31, 2013 and 2014, the Company recorded interest expense of $324 and $342, respectively, under the Credit Agreement including amounts of $81 and $92, respectively, related to the amortization of the loan issuance fees. As of March 31, 2014, unrestricted cash plus $4,142 of unused borrowing availability under the Credit Agreement was in excess of the $7,500 threshold that requires lockbox receipts to be applied against outstanding borrowings.
Notes to Stockholders
In 2014, the Company issued 121.111 shares of its common stock to certain stockholders at $19.05 per share for proceeds of $2,308. In addition, K2M Holdings, Inc. issued these stockholders notes with an aggregate principal amount of $16,942 and bearing interest at 10% for cash consideration of $14,634. Following issuance of these notes, total aggregate principal amount outstanding of all notes payable to stockholders was $39,212. Interest expense for the three months ended March 31, 2013 and 2014 was $142 and $901 respectively, and included accretion expense of $9 and $67 respectively. Accrued interest as of December 31, 2013 and March 31, 2014 was $0 and $834, respectively.
The Company used proceeds from its IPO to retire all principal and interest amounts outstanding under the Credit Agreement and Notes to Stockholders in May 2014. See Note 15 - Subsequent Events for disclosures related to the IPO and other related transactions.

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK
Following is a rollforward of activity in the Series A Preferred and Series B Preferred accounts from December 31, 2013 to March 31, 2014.

	Series A Preferred			Series B Preferred
	Shares			Shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
Balance at December 31, 2013	7,300	7,251	$56,667	6,500	6,301	$52,414
Accretion or write-up of preferred stock	—	—	1,195	—	—	(15)
Balance at March 31, 2014	7,300	7,251	$57,862	6,500	6,301	$52,399
Dividends. The holders of Series A Preferred and Series B Preferred are entitled to receive cumulative dividends at the annual rate of 10% of the Series A Accrued Value and 14% of the Series B Accrued Value (the original issue price plus accrued compounded dividends), respectively, in preference to any payment of dividends to holders of common stock. Dividends shall be payable when and if declared by the Board of Directors. To the extent there are dividends paid to holders of the common stock, holders of Series A Preferred or Series B Preferred would participate on an “if-converted” basis. There have been no dividends declared on the common stock. Cumulative, unpaid dividends for each respective series of preferred stock are as follows:

	December 31, 2013	March 31, 2014
Series A Preferred Stock	$10,564	$11,503
Series B Preferred Stock	5,136	6,139
Total	$15,700	$17,642

Conversion. Series A Preferred and Series B Preferred are convertible into common stock at the option of the holder, at any time and without additional consideration. Such conversion is determined by dividing the original purchase price per share by the conversion price, subject to adjustment for certain events. The conversion price is initially the original purchase price per share. The Series A and B Preferred will be automatically converted into common stock either upon the vote of the majority of the applicable stockholders or upon the closing of a firm commitment underwritten public offering resulting in proceeds to the Company and/or the selling shareholders in excess of $100 million and the listing of the common stock on either the New York Stock Exchange, NASDAQ Global Market, or the NASDAQ Global Select Market.
The conversion price is subject to reduction for any shares of common stock issued or sold for consideration less than the conversion price in effect immediately prior to such issuance or sale. This includes the grant of any warrants, options, or other rights convertible or exchangeable for common stock for an exercise price less than the then-effective conversion price, with the exception of certain issues of stock as defined by the Company’s Certificate of Incorporation.
On May 13, 2014, the Company converted the Series A Preferred and Series B Preferred into 2,984 and 2,593 shares, respectively, of its common stock based on a 2.43:1 conversion ratio as a result of its IPO, respectively. On May 13, 2014, cumulative unpaid dividends of $18,547 were paid in cash to holders of the preferred stock. See Note 15 - Subsequent Events for disclosures related to the IPO and other related transactions.

9.    STOCK-BASED COMPENSATION

As of March 31, 2014, we had two stock-based compensation plans: The 2010 Equity Award Plan and The 2010 Independent Agent Plan (the Plans). The purpose of these plans is to provide incentive to employees, directors, and advisors of the Company. The Plans are administered by the Company's board of directors or its delegates. The number, type of equity incentive, exercise price, and vesting terms are determined in accordance with the terms of the Plans, as applicable. No stock options or other equity instruments were issued under the Plans in the three months ended March 31, 2014.

As of March 31, 2014, there were 831 shares of common stock available for future grants under the Plans. Please refer to Note 15 - Subsequent Events for details of new employee benefit plans which were adopted in connection with the Company's IPO.
The Company recognized the following stock-based compensation expense related to employees and non-employees as noted below:

	Three Months Ended March 31,
	2013(1)	2014(1)
Cost of revenue	$36	$7
Research, development, and engineering	25	21
Sales and marketing	187	197
General and administrative	243	150
	$491	$375
Employees	$484	$269
Non-employees	7	106
	$491	$375

(1)	Stock-based compensation included $85 and $0 related to stock option liability awards for the three months ended March 31, 2013 and 2014, respectively.

A summary of stock option plans activity during the three months ended March 31, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	4,179	$8.18	5.64	$31,434
Granted	—	$—
Exercised	(239)	$5.09
Expired	(3)	$4.33
Forfeited	(18)	$7.70
Outstanding at March 31, 2014(2)	3,919	$8.37	5.71	$31,674
Vested or expected to vest:
At March 31, 2014(3)	3,869	$8.32	5.65	$31,454
Vested:
At March 31, 2014	2,251	$7.50	4.40	$20,160

(1)	Calculated using the estimated per-share fair market value of the Company’s common stock on December 31, 2013 and March 31, 2014, which was $15.70 and $16.45 per share, respectively.

(2)	The total includes $963 performance-based options at March 31, 2014.

(3)	Outstanding options, net of forfeiture rate.

10.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments, and/or royalties. Typically, the Company has certain rights to cancel these agreements with notice, without additional payments due other than the amount due at the time of cancellation. As of March 31, 2014, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,613 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, the Company entered into an agreement to purchase certain proprietary technology which could require payments up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. As of December 31, 2011, $50 had been paid against this agreement which was due upon signing. During 2012, an additional payment of $50 was made upon the delivery of purchased assets. During 2013 and the three months ended March 31, 2014, the Company made no additional payments. Milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized.

11.    RELATED PARTIES
In connection with the Transaction, the Company and K2M entered into a management agreement with the major stockholder of the Company whereby the Company agreed to pay the major stockholder $75 per quarter for management services over a period of five years. The fee was increased to $125 per quarter effective with the quarter ended March 31, 2011 and increased to $263 per quarter effective with the quarter ended September 30, 2013. The Company records the quarterly payments in general and administrative expense in its consolidated statements of operations. The Company incurred $775 and $263 during the year ended December 31, 2013 and the three months ended March 31, 2014, respectively, under this agreement. The management agreement was terminated in May 2014 in conjunction with the Company's IPO.
12.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2013 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowance. For the three months ended March 31, 2013 the income tax benefit was $2,913, resulting in an effective tax rate of 21.1%. For the three months ended March 31, 2014, income tax expense was $24, resulting in an effective tax rate of (0.02)%. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

13.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2013	2014
Net loss per common share:
Net loss	$(10,879)	$(14,747)
Less: accretion or write-up of Series A Preferred and Series B Preferred	(13,115)	(1,180)
Net loss attributable to common stockholders	$(23,994)	$(15,927)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	22,087	22,523
Basic and diluted loss per common share	$(1.09)	$(0.71)
Diluted loss per share for the three months ended March 31, 2013 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended March 31,
	2013	2014
Series A Preferred and Series B Preferred	5,577	5,577
Stock options	4,424	3,919
Restricted stock units	—	576

14.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 29.6% of total revenue for the three months ended March 31, 2014; however, revenue earned in any individual foreign country is below 10% of the Company’s consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2013	2014
United States	$25,836	$29,765
International	9,262	12,486
Total	$35,098	$42,251
The Company classifies sales within the United States into three categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of the Company’s international revenue is derived from the Company’s distributor partners who do not report their product usage by procedure category to the Company. These sales transactions are settled when the Company ships the product to the agent. This prevents the Company from providing a specific breakdown of our international sales among our procedure categories. The following table represents revenue by product category:

	Three Months Ended March 31,
	2013	2014
Complex spine	$9,306	$10,184
Minimally invasive	5,706	6,485
Degenerative	10,824	13,096
	25,836	29,765
International	9,262	12,486
Total	$35,098	$42,251

15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through June 4, 2014, which is the date its Form 10-Q was filed with the Securities and Exchange Commission. With the exception of the items listed below, there are no subsequent events for disclosure.
Initial Public Offering
On May 13, 2014, the Company completed its IPO of 8,825 shares of common stock at a price of $15 per share. The IPO generated net proceeds of approximately $120 million, after deducting underwriting commissions of $9.3 million and expenses of approximately $3.6 million. These costs will be recorded against the proceeds received from the IPO.
The outstanding shares of the Series A Preferred and Series B Preferred were converted on a 2.43-to-one basis into shares of common stock concurrent with the closing of the IPO. All of the outstanding shares of Series A Preferred and Series B Preferred converted into 5,577 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
In connection with the conversion of the preferred stock, the Company paid cumulative dividends of $11.9 million to holders of Series A Preferred and $6.6 million to holders of Series B Preferred.
On May 13, 2014, the Company paid approximately $23.5 million to repay all outstanding indebtedness under the Credit Agreement and $39.2 million to prepay all outstanding aggregate principal amount of notes to stockholders and accrued interest of $1.3 million.
Employee Benefit Plans
Effective May 7, 2014, the Company’s board of directors and stockholders adopted the K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (the Omnibus Incentive Plan) and the K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (ESPP). No further incentive awards may be granted under the 2010 Equity Award Plan.

The Omnibus Incentive Plan
The Omnibus Incentive Plan was adopted to provide a means through which to attract and retain key personnel and to provide a means whereby the Company’s directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in the Company. The Omnibus Incentive Plan will be administered by the Compensation Committee of the Company’s board of directors.
Under the plan, 1,650.289 shares of common stock have been reserved for issuance. Incentive awards under the plan may take the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units and other stock-based awards, subject to certain limitations. The committee may also designate any award as a “performance compensation award” intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.
The ESPP
The ESPP was established to provide employees and participating affiliates with an opportunity to purchase the Company’s common stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. There are 411.523 shares of the Company’s common stock reserved for issuance under the ESPP.

Generally, all domestic employees are eligible to participate in the ESPP if they are employed by the Company or any participating affiliate, for at least 20 hours per week. Participants will be permitted to purchase shares of the Company’s common stock through payroll deductions of no less than 1% and no more than 10% of their eligible compensation. However, during the first offering period, which commenced on May 8, 2014 and ends on December 31, 2014, participants will be limited to contributions of 2% of eligible compensation. Subsequent offerings will start after the end date of the first offering period on a schedule established by the committee appointed by our board of directors to administer the ESPP.
Amounts deducted and accumulated by the participant will be used to purchase shares of the Company’s common stock at the end of each offering period. The purchase price of the shares will be equal to 85 percent of the lower of the fair value of the Company’s common stock on the first day of the offering period, or on the common stock purchase date at the end of each offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. In addition, participation ends automatically upon termination of employment with the Company.
Modification of Restricted Stock Units (RSUs) issued in 2013
On April 21, 2014, the Company’s board of directors modified the vesting terms of the 576.132 RSUs issued to certain members of senior management in May 2013 to add time-vesting criteria.  The modified vesting terms provides that the RSUs will vest in two equal installments on May 15, 2015 and 2016, subject to continued employment through the applicable vesting dates.  In addition, the RSUs will continue to vest on an accelerated basis upon death, disability, or a change in control. The company expects to recognize compensation expense of approximately $15 per share over the vesting period.
May 2014 Issuances of RSUs and Stock Options
Effective May 7, 2014, the Company’s board of directors approved the issuance of 188.888 restricted stock units and options to purchase 549.176 shares of our common stock at $15 per share to certain of the Company’s officers and employees under the Omnibus Incentive Plan.  The restricted stock units will vest in three equal installments on the first, second and third anniversary of the grant date. Of the stock options issued 5.761 immediately vest; 183.058 vest on the first anniversary of the grant; 183.059 vest on the second anniversary of the grant date and 177.298 vest on the third anniversary of the grant date.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part II; Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a global medical device company focused on designing, developing and commercializing innovative and proprietary complex spine technologies and techniques. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to other spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary MIS products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times compared to traditional open access surgical approaches. We have also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
We categorize our revenue in the United States amongst revenue generated from treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as those involving products designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving products treating degenerative spinal conditions such as traditional spinal fusions. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of March 31, 2014, our U.S. sales force consisted of 114 direct sales employees and 55 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in physician-owned distributors (PODs).
We also market and sell our products internationally in 28 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three months ended March 31, 2014, international sales accounted for approximately 30% of our revenue. As of March 31, 2014, our international sales force consisted of 39 direct sales employees, five independent agencies and 15 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Revenue

We market and sell spinal implants, disposables and instruments, primarily to hospitals, for use by surgeons to treat patients with spinal pathologies. In the United States and international markets where we have direct employee sales locations, which include the United Kingdom, Ireland, Germany, Austria and Switzerland, we manage and maintain the sales relationships with our hospital customers. In those international markets where we utilize independent distributorships, we do not manage or maintain the sales relationships with the hospital customers. We do, however, support our distributor partners by providing product training, medical education, and engineering expertise to surgeons practicing in these markets.
In markets where we have a direct presence, we generally assign our surgical sets to our direct sales employees. A surgical set typically contains the instruments, including any disposables, and spinal implants necessary to complete a successful surgery. With our support, the direct sales employee maintains the surgical sets and places them with our hospital customers for use by surgeons. We recognize revenue upon receipt of a delivered order confirming that our products have been used in a surgical procedure.
In our international markets where we utilize independent distributorships, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final.
International revenue was 26.4% and 29.6% of total revenue for the three months ended March 31, 2013 and 2014, respectively. We anticipate that sales in international markets will grow faster than sales in the United States in the near term.
In addition, we generated 58.1% and 56.0% of our U.S. revenue from the sale of our complex spine and MIS products for the three months ended March 31, 2013 and 2014, respectively, and we expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
While we believe the proportion of our international revenue from complex spine and MIS is even higher than in the United States, a significant portion of our international revenue is derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among our three product categories.
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet U.S. Food and Drug Administration (FDA), International Organization for Standardization (ISO) and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants’ compensation and stock-based compensation expense. Beginning in 2013, our cost of revenue included the effect of a 2.3% excise tax on the sale of medical devices sold in the United States. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
Research, Development and Engineering
Our research, development and engineering expenses primarily consist of research and development, engineering, product development, clinical expenses, regulatory expenses, related consulting services, third-party prototyping services, outside research activities, materials production and other costs associated with the design and development of our products. Research, development and engineering expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research, development and engineering costs as they are incurred. We expect to incur additional research, development and engineering costs as we continue to design and commercialize new products. While our research, development and engineering expenses fluctuate from period to period based on the timing of specific research, development and testing initiatives, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel.
Sales and Marketing
Sales and marketing expenses primarily consist of commissions to our independent distributors, as well as compensation, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and clinical sales support departments. Sales and marketing also includes the costs of medical education, training and corporate communications activities. We expect our sales and marketing expenses will increase in absolute terms due to increased sales volume, the continued expansion of our sales force and the continued design and commercialization of new products.
General and Administrative
General and administrative expenses include compensation, benefits and other related costs, including stock-based compensation for personnel employed in our executive management, finance, regulatory, information technology and human resource departments, as well as facility costs and costs associated with consulting and other finance, legal, information technology and human resource services provided by third-parties. We include legal and litigation expenses as well as costs related to the development and protection of our intellectual property (IP) portfolio in general and administrative expenses. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business. In addition, we expect to incur increased expenses as a result of being a public company. General and administrative expenses also include amortization expense of certain of our intangible assets. However, the amortization of such assets is expected to decline over the next several years as as the intangibles subject to amortization become fully amortized based on their estimated useful lives.
Income Tax Provision
We are taxed at the rates applicable within each jurisdiction in which we operate and/or generate revenue. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets; and

•	competitive threats in the future displacing current surgical treatment protocols.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended March 31,
	2013	2014
	(dollars in thousands)
Revenue	$35,098	$42,251
Cost of revenue	10,720	14,414
Gross profit	24,378	27,837
Operating expenses:
Research, development and engineering	3,197	3,197
Sales and marketing	18,620	22,448
General and administrative	14,300	15,890
Total operating expenses	36,117	41,535
Loss from operations	(11,739)	(13,698)
Other income (expense):
Foreign currency transaction gain (loss)	(1,579)	222
Interest expense	(474)	(1,247)
Total other expense, net	(2,053)	(1,025)
Loss before income tax (benefit) expense	(13,792)	(14,723)
Income tax (benefit) expense	(2,913)	24
Net loss	(10,879)	(14,747)
Accretion or write-up of preferred stock	(13,115)	(1,180)
Net loss attributable to common stockholders	$(23,994)	$(15,927)

 Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,		Increase/Decrease
	2013	2014	$ change	% change
	(dollars in thousands)
United States	$25,836	$29,765	$3,929	15.2%
International	9,262	12,486	3,224	34.8%
Total revenue	$35,098	$42,251	$7,153	20.4%

Total revenue increased $7.2 million, or 20.4%, from $35.1 million for the three months ended March 31, 2013 to $42.3 million for the three months ended March 31, 2014. The increase in revenue was primarily driven by $7.8 million in greater sales volume in the United States due to continued expansion of our customer base and changes in our mix of products sold, $0.8 million in growth in our direct international markets, primarily Ireland and the United Kingdom, and $1.7 million in growth in our international distributor markets, primarily Australia, Spain and Scandinavia. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages:

	Three Months Ended March 31,		Increase/Decrease
	2013	2014	$ Change	% Change
	(dollars in thousands)
Complex spine	$9,306	$10,184	$878	9.4%
Minimally invasive	5,706	6,485	779	13.7%
Degenerative	10,824	13,096	2,272	21.0%
Total U.S. revenue	$25,836	$29,765	$3,929	15.2%

U.S. revenue increased $3.9 million, or 15.2%, from $25.8 million for the three months ended March 31, 2013 to $29.8 million for the three months ended March 31, 2014. Sales in our complex spine, MIS and degenerative categories represented 36%, 22% and 42% of U.S. revenue, respectively, for the three months ended March 31, 2013, compared to 34%, 22% and 44% of U.S. revenue, respectively, for the three months ended March 31, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $6.8 million of revenue and from the mix of products sold, offset, in part, by a decrease in existing customer usage. The degenerative category growth of $2.3 million primarily reflects increased surgeon usage of our EVEREST(R) product line of $0.6 million, offset, in part, by declines in sales of other degenerative products. The MIS category growth of $0.8 million primarily reflects increased surgeon usage of our minimally invasive products in the evaluation phase for adult complex spine patients. The complex spine category growth of $0.9 million reflects increased surgeon usage of our EVEREST system, of $0.9 million. For the three months ended March 31, 2014, 26.8% of our MIS sales were attributable to complex spine procedures while 73.2% were attributable to degenerative procedures, as compared to 23.9% and 76.1%, respectively, for the three months ended March 31, 2013.
International Revenue
International revenue increased $3.2 million, or 34.8%, from $9.3 million for the three months ended March 31, 2013 to $12.5 million for the three months ended March 31, 2014. International revenue increased as a result of expanded customer usage of $1.3 million in our Italian, United Kingdom and German markets. The revenue growth from these markets includes a $0.2 million increase in revenue resulting from foreign currency fluctuations, due to a strengthening of the Pound Sterling and the Euro as compared to the U.S. Dollar. Sales of our MESA (R) deformity spinal system were the primary product driver of this revenue growth. International revenue also reflects growth of $1.7 million from our international distributor partners, primarily in Australia, Spain and Scandinavia, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $3.7 million, or 34.5%, from $10.7 million for the three months ended March 31, 2013 to $14.4 million for the three months ended March 31, 2014. The increase was primarily due to increased sales volume and changes in the mix of U.S. and international revenue. Amortization expense, a component of cost of revenue, increased $0.7 million, or 72.4%, from $1.0 million in the three months ended March 31, 2013 to $1.7 million for the three months ended March 31, 2014. The increase in amortization expense is primarily a result of increased investment in surgical instruments and the absence of the one-time benefit realized in 2013 from the change in useful life of our surgical instruments from 3 years to 5 years. In addition, total expense included in cost of sales associated with the medical device tax was approximately $0.5 million for each of the three months ended March 31, 2013 and 2014, respectively.
Gross Profit
Gross profit or gross margin decreased as a percentage of revenue from 69.5% for the three months ended March 31, 2013 to 65.9% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of sales between the United States and international markets and pricing declines in the U.S. and select international markets. International revenue reimbursements from insurers vary widely in each international region and are typically lower than revenue reimbursements from insurers in the United States. Additional contributors to the decreased gross profit as a percentage of revenue include a higher royalty expense that ends in March 2015 of $0.2 million per quarter associated with one product line and the gross margin impact of $1.3 million in increased biologic sales which have a lower selling price relative to their cost than our existing implant products.
Research, Development and Engineering

Research, development and engineering expenses remained constant at $3.2 million for the three months ended March 31, 2013 and 2014. Increases were primarily due to increased development of products in our pipeline which were offset by lower travel and IP related expenses.
Sales and Marketing
Sales and marketing expenses increased $3.8 million, or 20.6%, from $18.6 million for the three months ended March 31, 2013 to $22.4 million for the three months ended March 31, 2014. The increase was primarily due to an increase in sales commissions as a result of the increase in sales volume and increased employee compensation costs associated with the hiring of 56 direct sales employees on a net basis since March 31, 2013, and increased costs for training and marketing related expenses.
General and Administrative
General and administrative expenses increased $1.6 million, or 11.1%, from $14.3 million for the three months ended March 31, 2013 to $15.9 million for the three months ended March 31, 2014. The increase was primarily due to increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, and increased third-party legal and other consulting expenses. General and administrative expenses included amortization of intangible assets of $7.4 million in each of the three months ended March 31, 2013 and 2014.
Other Income (Expense)
Other expenses decreased $1.0 million from $2.0 million for the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014. The decrease was driven by lower losses on foreign currency transactions, partially offset by increased interest expense related to higher average debt balances.
Benefit from Income Taxes
Benefit from income taxes decreased $2.9 million, to an expense of $24,000 for the three months ended March 31, 2014. Our effective tax rate calculated as a percentage of loss before income tax benefit was 21.1% for the three months ended March 31, 2013 and (0.02)% for the three months ended March 31, 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of March 31, 2014.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our product portfolio and penetrate further into new and existing markets. We will need to generate significant revenue to achieve profitability. Prior to our IPO in May 2014, we had funded our operations primarily with proceeds from the sales of preferred and common stock, notes from stockholders and our revolving credit facility and cash flow from operations.
As of March 31, 2014, our cash and cash equivalents was $11.1 million as compared to cash and cash equivalents as of December 31, 2013 of $7.4 million. As of March 31, 2014, we had outstanding indebtedness of $39.2 million under the Shareholder Notes, and outstanding borrowings of $23.5 million under our revolving credit facility. As of March 31, 2014, we had working capital of $40.3 million, compared to $32.5 million as of December 31, 2013.
On May 13, 2014, we completed our IPO of 8,825,000 shares of our common stock for $15 per share or gross proceeds of $132.4 million or approximately $120.0 million of net proceeds after consideration of underwriting commissions and offering expenses.  With the proceeds, we retired all amounts outstanding under our revolving credit facility and Shareholder Notes and satisfied our commitment to pay cumulative dividends outstanding on our preferred stock upon its conversion to common stock in connection with the IPO.
As of March 31, 2014, after giving pro forma effect the net proceeds of the IPO, repayment of amounts outstanding under the revolving credit facility, Shareholder Notes and payment of cumulative dividends on the preferred stock, our cash and cash equivalents, indebtedness and working capital would have been $53.9 million, $0 and $106.5 million, respectively.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent agencies to expand our global sales force, purchases of additional inventory to support future sales activities and development and commercialization of new products through our research and development function. We are currently in negotiations to relocate our corporate headquarters and enter into a new lease for such location when our existing lease expires in 2016. This new lease is expected to result in an increase of approximately $2.0 million to

$2.5 million in our annual rent for our headquarters. We expect to fund our long-term capital needs with the IPO proceeds, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
Although we believe that these sources will provide sufficient liquidity for us to meet our long-term capital needs, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition and cost increases and slower product development cycles resulting from a changing regulatory environment. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.
In assessing our liquidity, management reviews and analyzes our current cash on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Net cash used in operating activities	$(3,967)	$(9,183)
Net cash used in investing activities	(1,457)	(2,734)
Net cash provided by financing activities	12,735	15,631
Effect of exchange rate on cash	(36)	13
Net change in cash and cash equivalents	$7,275	$3,727
Cash Used in Operating Activities
Net cash used in operating activities increased $5.2 million from $4.0 million for the three months ended March 31, 2013 to $9.2 million for the three months ended March 31, 2014. The increase in net cash used in operations was due primarily to increases in inventory purchases to support future sales activities and growth in accounts receivable due to increased revenue from the three months ended March 31, 2013 to the three months ended March 31, 2014, driven by the continued expansion of our global distribution network.
Cash Used in Investing Activities
Net cash used in investing activities increased $1.2 million from $1.5 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. The increase in net cash used in investing activities was primarily attributable to increased purchases of surgical instruments for use within our global distribution network
Cash Provided by Financing Activities
Net cash provided by financing activities increased $2.9 million from $12.7 million for the three months ended March 31, 2013 to $15.6 million for the three months ended March 31, 2014. The increase was primarily attributable to proceeds from the issuance of Shareholder Notes and common stock in 2014, partially offset by borrowings under the bank line of credit and issuances of series B preferred stock in 2013.
Capital Expenditures

Our capital expenditures increased $1.3 million from $1.4 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. Of the increase, $0.7 million was the result of an increase in purchases of consigned instrumentation to support surgical sales and $0.6 million was due to an increase in property and equipment mainly as a result of greater software purchases and software development activities undertaken to support our internal systems.
For the remainder of 2014, we expect capital expenditures to increase from 2013 levels as we continue to further expand our global distribution network through the purchase of additional inventory. We intend to use a portion of the IPO proceeds, cash flows from our operations and funding available from our revolving credit facility to fund our additional future capital expenditures.
Indebtedness
Revolving Credit Facility
Our senior secured asset-based revolving credit facility with Silicon Valley Bank and Comerica Bank (the Lenders) consists of a revolving credit facility of $30.0 million and a sub-facility for letters of credit in the aggregate availability amount of $1.0 million, a swing line sub-facility in the aggregate availability amount of $5.0 million and a sub-facility in the aggregate availability amount of $10.0 million with the Export-Import Bank of the United States (the Export-Import Bank). In addition, we may be eligible to receive a one-time increase of $5.0 million in aggregate credit availability subject to our compliance with the credit agreement governing the revolving credit facility, as well as additional commitments from the Lenders. At any time, the aggregate obligations shall not exceed the lesser of the total revolving commitment, of which the initial amount is $30.0 million, and the borrowing base, which is calculated as 80% of our accounts receivable plus up to the lesser of 35% of the eligible inventory or $5.0 million. At any time, the aggregate credit availability on the Export-Import Bank credit facility is limited to the lesser of Export-Import Bank commitments of the Lenders, initially established at $10.0 million, or the borrowing base, which is calculated as a certain percentage of qualifying assets. Our revolving credit facility matures in October 2014.

Borrowings under the revolving credit facility are secured by a first priority lien on all of our personal property assets, including intellectual property. On April 30, 2014, in connection with our anticipated transition to a public company, K2M and K2M UK Limited entered into an amendment to the revolving credit facility to (1) allow for the repayment of the Company’s outstanding Shareholder Notes with the proceeds of the IPO, (2) replace the existing minimum consolidated adjusted EBITDA financial covenant with a maximum loss financial covenant which requires that consolidated net loss of K2M, Inc. and K2M UK, Ltd., shall not exceed (i) $(11.0) million for the three-month period ended March 31, 2014 and (ii) $(16.0) million for the six-month period ending June 30, 2014 and (3) permit the Lenders to add additional financial covenants to the extent that our IPO was not consummated on or prior to June 30, 2014. The Company is also required to maintain Liquidity (as defined in the credit agreement governing the revolving credit facility) of at least $3.0 million at all times. The revolving credit facility also contains other restrictive covenants with which we must comply, including restrictive covenants which limit transfer of cash to foreign subsidiaries, limitations on our ability to pay dividends on our common stock and make other payments to stockholders. We anticipate further amending the credit agreement in the second quarter 2014, to increase commitments available under the facility to $40.0 million and extend the maturity date to October 2015.
In May 2014, following the IPO, we repaid all amounts outstanding under the revolving credit facility of $23.5 million.
Notes to Stockholders
In January and March 2014, we executed securities purchase agreements and note agreements with certain existing stockholders. Pursuant to such securities purchase agreements, such existing stockholders agreed to purchase 121,111 shares of our common stock from us at $19.05 per share, resulting in cash proceeds of $2.3 million. Pursuant to the note agreements, we issued notes to such stockholders in an aggregate principal amount of $16.9 million at a discount for cash consideration of $14.6 million. Following these note issuances, the outstanding aggregate principal amount of Shareholder Notes was $39.2 million. On May 13, 2014, we prepaid the principal balance of notes to stockholders, along with accrued interest with proceeds from our IPO.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical

Accounting Policies and Estimates in our Prospectus dated May 7, 2014.  An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2014.
Recently Issued Accounting Pronouncements
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
Deformity Business Seasonality and Other Quarterly Fluctuations in Revenue
Our revenue is typically higher in the second and fourth quarters of our fiscal year, driven by higher sales of our complex spine products, which is influenced by the higher incidence of adolescent surgeries during these periods to coincide with the beginning of summer vacation and holiday periods. In addition, our international revenue fluctuates quarterly based on the timing of product registrations, expansion to new markets and product orders from our exclusive international distribution partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Overview Regarding Market Risks
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
Interest Rate Risk
We are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at a floating rate based upon the prime lending rate plus 1%. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a 10% change in interest rates would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of March 31, 2014, revenue denominated in currencies other than U.S. Dollars represented less than 15% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction gain (loss) of $(1.6) million and $0.2 million in the three months ended March 31, 2013 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (losses) of $0.7 million and $(0.1) million in the three months ended March 31, 2013 and 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. We are not aware of any pending or threatened legal proceeding against us that we expect would have a material adverse effect on our business, operating results or financial condition. However, we are a party in multiple legal actions involving claimants seeking various remedies, including monetary damages and none of the outcomes are certain or entirely within our control.

ITEM 1A.    RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in our Prospectus dated May 7, 2014 which is accessible on the SEC's website at www.SEC.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities
During the period January 1, 2014 and March 31, 2014, we issued an aggregate of 120,709 shares of our common stock to employees, agents and directors upon exercise of stock options under our employee benefit plans, for an aggregate consideration of $0.3 million.
During the period January 1, 2014 and March 31, 2014, we issued an aggregate of 121,111 shares of our common stock to certain existing stockholders for $19.05 per share for an aggregate consideration of $2.3 million as part of the issuance of our notes to Stockholders.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

(b) Use of Proceeds

On May 7, 2014, our registration statement on Form S-1 (No. 333-194550) was declared effective for our initial public offering, and on May 13, 2014 we consummated the IPO consisting of 8,825,000 shares of our common stock for $15.00 per share. The underwriters of the offering were Piper Jaffray & Co.; Barclays Capital Inc.; Wells Fargo Securities, LLC; William Blair & Company, L.L.C.; and Cowen & Company, LLC. As a result of the offering we received total net proceeds of approximately $120.0 million, after deducting total expenses of $12.8 million, consisting of underwriting discounts and commissions of $9.2 million and offering-related expenses of approximately $3.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

With the proceeds of the IPO, we (i) paid approximately $23.5 million to retire outstanding amounts under our revolving credit facility, (ii) paid approximately $18.5 million to satisfy the cumulative dividend requirements outstanding to holders of our Series A Preferred and Series B Preferred, which were converted into shares of common stock in connection with the IPO, and (iii) prepaid approximately $39.2 million in principal and $1.3 million in accrued interest to retire our obligations related to notes to stockholders.
There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on May 9, 2014.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

3.1	Amended and Restated Certificate of Incorporation of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 7, 2014).

3.2        Amended and Restated Bylaws of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 7, 2014).

10.1      Second Amendment to Credit Agreement entered into as of February 26, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.2      Third Amendment to Credit Agreement entered into as of April 30, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.3      Amendment, dated as of January 20, 2014, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Eric Major (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.4       Amendment, dated as of January 20, 2014, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Gregory Cole (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.5       Amendment, dated as of March 10, 2014, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.6       K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.7       K2M, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.8       Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.9       Form of Side Letter to Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.10
Amendment dated as of April 17, 2014, to Lease Agreement dated May 12, 2014 by and between Riverair LC and K2M, Inc., in respect to the building located at 751 Miller Drive SE, Leesburg, Virginia 20175 (filed herewith).

31.1       Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2       Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH     XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB      XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2M Group Holdings, Inc. (Registrant)

Date: June 4, 2014	By:	s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer