Form 10-Q
period 2014-06-30
K2M GROUP HOLDINGS, INC.
filed 2014-08-07
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on July 31, 2014 was 37,118,601

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

•
pricing pressure from our competitors and hospitals and changes in third-party coverage and reimbursement impacting our ability to sell our products at prices necessary to support our current business strategies;

•	competition and our ability to develop and commercialize new products;

•	greater resources at our competitors;

•	aggregation of hospital purchasing from collaboration and consolidation may lead to demands for price concessions or to the exclusion of some suppliers from certain market opportunities;

•	hospitals and other healthcare providers may be unable to obtain adequate coverage and reimbursement for procedures performed using our products;

•	the safety and efficacy of our products is not yet supported by long-term clinical data;

•	our dependence on a limited number of third-party suppliers for most of our products and components;

•	our inability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors;

•	the proliferation of physician-owned distributorships (PODs);

•	concentration of sales from a limited number of spinal systems or products that incorporate these technologies;

•	loss of the services of key members of our senior management, consultants or personnel;

•	inability to enhance our product offerings through our research and development efforts;

•	failure to properly manage our anticipated growth;

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

•
failure to maintain regulatory approvals and clearances, or our inability to obtain, or experience significant delays in obtaining, Food and Drug Administration (FDA) clearances or approvals for our future products or product enhancements;

•	requirements for new 510(k) clearances, Premarket Approvals (PMA) or new or amended CE Certificates of Conformity;

•	failure to obtain or maintain foreign regulatory approvals to market our products in other countries;

•	extensive post-market regulation by the FDA and failure to meet strict regulatory requirements;

•	medical device reporting regulations, voluntary corrective actions or agency enforcement actions if our products, or malfunction of our products, cause or contribute to a death or a serious injury;

•	a recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products;

•	failure by us or our suppliers to comply with ongoing regulatory requirements;

•	possible enforcement action if we engage in improper marketing or promotion of our products;

•	the misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits;

•	delays or failures in any future clinical trials will prevent us from commercializing any modified or new products associated with such trials;

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

•	product liability lawsuits;

•	operating risks relating to our international operations;

•	failure to comply with the Foreign Corrupt Practices Act and similar laws associated with our activities outside the United States;

•	control by and possible conflicts of interest with our Sponsor;

•	exemptions from corporate governance requirements due to being a “controlled company” under NASDAQ rules;

•	increased costs and additional regulations and requirements as a result of becoming a public company;

•	inability to implement and maintain effective internal control over financial reporting in the future;

•	the market price of shares of our common stock may be volatile;

•	dilution from the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	decline in the market price of our common stock from the sale by us or our existing investors of additional shares of our common stock;

•	anti-takeover provisions in our organizational documents and Delaware law; and

•	our status as an “emerging growth company”.
We operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	June 30,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,419	$36,225
Accounts receivable, net	32,824	34,504
Inventory, net	39,223	50,750
Deferred income taxes	8,824	4,799
Prepaid expenses and other current assets	3,984	6,423
Total current assets	92,274	132,701
Property and equipment, net	2,978	3,260
Goodwill and intangible assets, net	186,270	171,205
Other assets, net	15,414	20,875
Total assets	$296,936	$328,041
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$23,500	$—
Accounts payable	17,069	22,392
Accrued expenses	8,760	8,245
Accrued payroll liabilities	10,396	10,697
Total current liabilities	59,725	41,334
Notes to stockholders	19,650	—
Deferred income taxes	14,084	10,059
Other liabilities	211	134
Total liabilities	93,670	51,527
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value	56,667	—
Series B redeemable convertible preferred stock, $0.001 par value	52,414	—
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 and 750,000,000 shares authorized at December 31, 2013 and June 30, 2014, respectively. 22,421,509 and 37,116,029 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively.	22	37
Additional paid-in capital	165,651	380,665
Accumulated other comprehensive loss	(920)	(1,190)
Accumulated deficit	(70,568)	(102,998)
Total stockholders’ equity	94,185	276,514
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$296,936	$328,041

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$40,101	$47,488	$75,199	$89,739
Cost of revenue	12,390	16,034	23,110	30,448
Gross profit	27,711	31,454	52,089	59,291
Operating expenses:
Research, development and engineering	3,082	3,785	6,279	6,982
Sales and marketing	20,654	23,721	39,274	46,169
General and administrative	14,931	16,761	29,231	32,651
Total operating expenses	38,667	44,267	74,784	85,802
Loss from operations	(10,956)	(12,813)	(22,695)	(26,511)
Other income (expense):
Foreign currency transaction (loss) gain	169	728	(1,410)	950
Discount on prepayment of notes to stockholders	—	(4,825)	—	(4,825)
Interest expense	(683)	(752)	(1,157)	(1,999)
Total other expense, net	(514)	(4,849)	(2,567)	(5,874)
Loss before income tax (benefit) expense	(11,470)	(17,662)	(25,262)	(32,385)
Income tax (benefit) expense	(2,586)	21	(5,499)	45
Net loss	(8,884)	(17,683)	(19,763)	(32,430)
Accretion and adjustment of preferred stock to fair value	(570)	8,059	(13,685)	6,879
Net loss attributable to stockholders	$(9,454)	$(9,624)	$(33,448)	$(25,551)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.43)	$(0.32)	$(1.51)	$(0.96)
Weighted average shares outstanding:
Basic and diluted	22,208,917	30,441,034	22,148,521	26,504,068
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss	$(8,884)	$(17,683)	$(19,763)	$(32,430)
Other comprehensive income (loss):
Foreign currency translation adjustment	(118)	(184)	598	(270)
Other comprehensive income (loss)	(118)	(184)	598	(270)
Comprehensive loss	$(9,002)	$(17,867)	$(19,165)	$(32,700)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	22,421,509	$22	$165,651	$(920)	$(70,568)	$94,185
Net loss	—	—	—	—	(32,430)	(32,430)
Other comprehensive loss	—	—	—	(270)	—	(270)
Stock-based compensation	—	—	1,758	—	—	1,758
Accretion of Series A and B redeemable convertible preferred stock	—	—	(1,158)	—	—	(1,158)
Accretion of Series A and B redeemable convertible preferred stock issuances costs	—	—	(22)	—	—	(22)
Issuances of common stock pursuant to securities purchase and other agreements	121,111	1	2,307	—	—	2,308
Adjustment of preferred stock to fair value prior to conversion	—	—	8,059	—	—	8,059
Common stock issued in conversion of Series A and B redeemable convertible preferred stock	5,577,016	6	83,650	—	—	83,656
Issuance of common stock from initial public offering, net of offering costs	8,825,000	8	118,818	—	—	118,826
Stock option modifications	—	—	2,077	—	—	2,077
Exercise of options	171,393	—	(475)	—	—	(475)
Balance at June 30, 2014	37,116,029	$37	$380,665	$(1,190)	$(102,998)	$276,514

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013	2014
Operating activities
Net loss	$(19,763)	$(32,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,929	19,604
Provision for allowance for doubtful accounts	201	299
Provision for inventory reserve	1,576	1,048
Stock-based compensation	1,161	1,758
Amortization of issuance and discount costs included in interest expense	30	4,928
Deferred income taxes	(5,564)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,211)	(1,908)
Inventory	(8,224)	(13,843)
Prepaid expenses and other assets	(93)	(2,582)
Accounts payable, accrued expenses, and accrued payroll liabilities	11,496	3,970
Net cash used in operating activities	(5,462)	(19,156)
Investing activities
Purchase of surgical instruments	(6,724)	(7,338)
Purchase of property and equipment	(184)	(1,087)
Purchase of intangible assets	(17)	(19)
Net cash used in investing activities	(6,925)	(8,444)
Financing activities
Proceeds from issuances of common stock, net of issuance costs	1,445	123,456
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	11,574	—
Proceeds from issuance of notes to stockholders	9,866	14,634
Prepayment of notes to stockholders	—	(39,212)
Borrowings on bank line of credit	1,500	—
Payments on bank line of credit	(2,000)	(23,500)
Payment of dividends on Series A and Series B redeemable convertible preferred stock	—	(18,547)
Payments to satisfy minimum tax withholding related to exercise of options	(429)	(475)
Net cash provided by financing activities	21,956	56,356
Effect of exchange rate changes on cash and cash equivalents	(32)	50
Net increase in cash and cash equivalents	9,537	28,806
Cash and cash equivalents at beginning of period	7,011	7,419
Cash and cash equivalents at end of period	$16,548	$36,225
Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$2,533	$1,195
Accretion of Series B redeemable convertible preferred stock	$(2,883)	$(15)
Adjustment of preferred stock to fair value	$14,035	$(8,059)
Deferred public offering costs	$—	$2,298
Cash paid for:
Income taxes	$—	$34
Interest	$679	$1,716
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2013 and 2014
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
K2M Group Holdings, Inc. (the Company) was formed as a Delaware corporation on June 29, 2010. On July 2, 2010, K2M, Inc. (K2M), a company initially incorporated in 2004, entered into an Agreement and Plan of Merger (the Merger Agreement) with Altitude Group Holdings, Inc. (Altitude) and Altitude Merger Sub, Inc. (Merger Sub). Altitude was a newly formed corporation and an indirect wholly-owned subsidiary of Welsh, Carson, Anderson & Stowe XI, L.P. On August 12, 2010 (the Merger Date), upon the closing of the transactions under the Merger Agreement, Merger Sub merged with and into K2M with K2M being the surviving corporation of such merger (the Merger) and Altitude was renamed K2M Group Holdings, Inc.
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
Reverse Stock Split and Initial Public Offering
On April 21, 2014, the Board of Directors approved a reverse stock split of the Company’s common stock such that each 2.43 shares of issued common stock were reclassified into one share of common stock. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.
On May 13, 2014, the Company completed an initial public offering (IPO) of 8,825,000 shares of common stock at a price of $15 per share. The IPO generated net proceeds of $118,826, after deducting underwriting commissions of $9,266 and expenses of approximately $4,283. The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds received in additional paid-in capital.
Concurrent with the closing of the IPO, the outstanding shares of the Series A redeemable convertible preferred stock (Series A Preferred) and Series B redeemable convertible preferred stock (Series B Preferred) were converted on a 2.43 -to-1 basis into 5,577,016 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
The Company used proceeds from the IPO to pay cumulative dividends of approximately $11,932 to holders of Series A Preferred and $6,615 to holders of Series B Preferred following the conversion of the preferred stock.
In addition, the Company paid approximately $23,500 to repay all outstanding indebtedness under its line of credit and $40,495 to prepay all outstanding aggregate principal and accrued interest of notes to stockholders.
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of June 30, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2014, the condensed consolidated statements of changes in stockholders' equity as of June 30, 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of future results. All information as of

June 30, 2014 and for the three and six month periods ending June 30, 2013 and 2014 within these notes to the consolidated financial statements is unaudited.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries including K2M Holdings, Inc.; K2M Inc.; K2M UK Limited; and K2M Germany, GmbH. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and the if-converted method is used to determine the dilutive effect of the Company’s Series A Preferred and the Series B Preferred. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive.
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
Recent Accounting Pronouncements

The Company qualifies as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act and has elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as the Company continues to qualify as an EGC, it will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance requiring new disclosures on items reclassified from Accumulated Other Comprehensive Income (AOCI). Companies will be required to disclose, in a single location, amounts reclassified from each component of AOCI based on its source and the statement of operations line items affected by the reclassification. The Company’s only component of AOCI is from foreign currency translation adjustments. To the extent there are such reclassifications, we plan to present such disclosure in a note to the consolidated financial statements. For public entities that do not qualify for the EGC extension, the new guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. For EGCs that have elected the EGC extension, including the Company, and non-public issuers, the guidance is effective prospectively for annual reporting periods beginning after December 15, 2013. The Company does not anticipate that this disclosure requirement will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of asset that is a nonprofit or a business within a foreign entity. For public entities that do not qualify for the EGC extension, the new guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. For EGCs that have elected the EGC extension including the Company, and non-public issuers, the guidance is effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. Early adoption is permitted. The Company does not anticipate that this adoption will have a material impact on its financial position, results of operations or cash flows.

In July 2013, the FASB issued new guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. For public entities that do not qualify for the EGC extension, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2013 and may be applied retrospectively. EGCs that have elected the EGC extension, including the Company, and non-public issuers will be required to comply with the guidance on a prospective basis in the first quarter of 2015. Early adoption is permitted. Although adoption of this new guidance may impact how such items are classified on the Company’s balance sheet, such change is not expected to be material. There will be no changes in the presentations of the Company’s other financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for annual reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. The Company is still evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

2.    ACCOUNTS RECEIVABLE
Receivables consist of the following:

	December 31, 2013	June 30, 2014
Accounts receivable	$35,271	$37,062
Allowances	(2,447)	(2,558)
Accounts receivable, net	$32,824	$34,504

3.    INVENTORY
The following table summarizes the Company’s inventory, net of allowances:

	December 31, 2013	June 30, 2014
Finished goods	$64,539	$75,253
Inventory allowances	(25,316)	(24,503)
Inventory, net	$39,223	$50,750

Inventory includes surgical instruments available for sale with a carrying value of $5,285 and $6,628 at December 31, 2013 and June 30, 2014, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets comprise the following:

	As of December 31, 2013
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(36,466)	25,134
Licensed technology	4 - 6 years	52,600	(43,947)	8,653
Customer relationships	4 - 7 years	29,700	(14,320)	15,380
Patents and other	2 - 17 years	1,313	(720)	593
Subtotal		145,213	(95,453)	49,760
Total		$281,723	$(95,453)	$186,270

	As of June 30, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(42,737)	18,863
Licensed technology	4 - 6 years	52,600	(50,485)	2,115
Customer relationships	4 - 7 years	29,700	(16,441)	13,259
Patents and other	2 - 17 years	1,351	(893)	458
Subtotal		145,251	(110,556)	34,695
Total		$281,761	$(110,556)	$171,205

Amortization expense was $7,526 and $7,541 for the three months ended June 30, 2013 and 2014, respectively, and $15,052 and $15,092 for the six months ended June 30, 2013 and 2014, respectively.

As of June 30, 2014, the expected amortization expense for the remainder of 2014 and the following four years and thereafter is as follows:

June 30, 2014
2014	$7,592
2015	10,150
2016	10,138
2017	6,534
2018 and thereafter	281
Total	$34,695

5.    OTHER ASSETS
Other assets comprise the following:

	December 31, 2013	June 30, 2014
Surgical instruments, net	$15,271	$20,749
Other	143	126
Total	$15,414	$20,875

Surgical instruments are stated net of accumulated amortization of $15,007 and $16,756 at December 31, 2013 and June 30, 2014, respectively. Amortization expense was $847 and $1,464 for the three months ended June 30, 2013 and 2014, respectively, and $1,571 and $2,772 for the six months ended June 30, 2013 and 2014, respectively.

6.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2013	June 30, 2014
Accrued commissions	$2,837	$3,669
Accrued royalties	2,230	2,232
Stock option awards liability	2,076	—
Other	1,617	2,344
Total	$8,760	$8,245

7.    DEBT
Debt consists of the following:

	December 31, 2013	June 30, 2014
Bank line of credit	$23,500	$—
Notes to stockholders	22,270	—
Total debt	45,770	—
Less unamortized discounts	(2,620)	—
Debt, net of discounts	$43,150	$—
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
The Credit Agreement terminates on October 29, 2014, at which time any outstanding principal and unpaid interest are due. Interest is charged monthly at the prime rate plus 1%. Various fees, including commitment fees, equivalent to the product of 25% and the average unused portion of the revolving line of credit, annual administrative agent fees of $40, Export Import Bank line of credit fees, and letter of credit fees are due to the lenders over the term of the Credit Agreement.
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

On April 30, 2014, the Credit Agreement was amended to (1) allow for the repayment of the Company’s outstanding notes to stockholders from the proceeds of the IPO, (2) replace the existing minimum consolidated adjusted EBITDA financial covenant with a maximum loss financial covenant which requires that consolidated net loss of K2M and K2M UK, Ltd., shall not exceed (i) $11,000 for the three-month period ended March 31, 2014 and (ii) $16,000 for the six-month period ending June 30, 2014 and (3) permit the Lenders to add additional financial covenants to the extent that the IPO, which was completed on May 13, 2014, was not consummated on or prior to June 30, 2014. In addition, the amendment also lowered the threshold the Company must maintain from $7,500 to $5,000 so that cash collections may be transferred to its operating cash account The Company was in compliance with all covenants including the maximum loss financial covenant as of June 30, 2014.

On May 13, 2014, the Company repaid all $23,500 outstanding under the bank line of credit and accrued interest of $38 using proceeds of the IPO.
Borrowings under the revolving line of credit accrued interest at a rate of 4.25% at June 30, 2014. For the six months ended June 30, 2013 and 2014, the Company incurred interest expense of $666 and $574, respectively, including amounts of $162 and $185, respectively, related to the amortization of the loan issuance fees. As of June 30, 2014, unrestricted cash plus $29,311 of unused borrowing availability under the bank line of credit was in excess of the $5,000 threshold that requires lockbox receipts to be applied against outstanding borrowings.
Notes to Stockholders
In 2014, the Company issued 121,111 shares of its common stock to certain stockholders at $19.05 per share for proceeds of $2,308. In addition, K2M Holdings, Inc. issued these stockholders notes with an aggregate principal amount of $16,942 for cash consideration of $14,634. These notes bear interest at 10%. Following issuance of these notes, total aggregate principal amount outstanding of all notes payable to stockholders was $39,212.
On May 13, 2014, the Company pre-paid all $39,212 principal outstanding under the notes to stockholders and accrued interest of $1,283 using proceeds of the IPO. In connection with the prepayment, the Company recorded $4,825 representing the acceleration of the issuance discounts. Interest expense for the six months ended June 30, 2013 and 2014 was $1,157 and $1,999 respectively, and included accretion expense of $30 and $104 respectively.

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK
The following is a rollforward of activity in the Series A Preferred and Series B Preferred accounts from December 31, 2013 to June 30, 2014.

	Series A Preferred			Series B Preferred
	Shares			Shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
Balance at December 31, 2013	7,300,000	7,250,885	$56,667	6,500,000	6,301,291	$52,414
Payment of dividend	—		(11,932)			(6,615)
Accretion of preferred stock to fair value	—	—	1,195	—	—	(15)
Adjustment of preferred stock to fair value prior to conversion	—	—	(1,170)	—	—	(6,889)
Conversion to common stock	(7,300,000)	(7,250,885)	(44,760)	(6,500,000)	(6,301,291)	(38,895)
Balance at June 30, 2014	—	—	$—	—	—	$—

On May 13, 2014, the Company converted the Series A Preferred and Series B Preferred into 2,983,902 and 2,593,114 shares, respectively, of its common stock based on a 2.43:1 conversion ratio as a result of its IPO. In addition, cumulative unpaid dividends of $18,547 were paid in cash to holders of the preferred stock.

9.    STOCK-BASED COMPENSATION

As of June 30, 2014, K2M Group Holdings, Inc. had four stock-based compensation plans: The 2014 Employee Omnibus Incentive Plan (Omnibus Incentive Plan), the 2014 Employee Stock Purchase Plan (ESPP), the 2010 Equity Award Plan and the 2010 Independent Agent Plan, collectively, “the Plans”. The purpose of the Plans is to provide incentives to employees, directors, agents and advisors of the Company. The Plans are administered by the Company’s board of directors or its delegates. The number, type of equity incentive, exercise or share purchase price, and vesting terms are determined in accordance with the Plans, as applicable. The Omnibus Incentive Plan and ESPP were adopted by the Company’s board of directors on May 7, 2014. At that time, 1,650,289 and 411,523 shares were reserved for issuance under the Omnibus Incentive Plan and ESPP, respectively. Following the adoption of these 2014 plans, no further incentive awards may be granted under the 2010 Equity Award Plan.

The Omnibus Incentive Plan

The Omnibus Incentive Plan was adopted to provide a means through which to attract and retain key personnel and to provide a means whereby the Company’s directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in the Company. The Omnibus Incentive Plan is administered by the Compensation Committee of the Company’s board of directors. Incentive awards under the plan may take the form of incentive or non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units (RSUs) and other stock-based awards, subject to certain limitations. The committee may also designate any award as a “performance compensation award” intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

Effective May 7, 2014, the Company’s board of directors approved the issuance of 188,888 RSUs to certain of the Company’s officers. The RSUs will vest in three equal installments on the first, second and third anniversary of the grant date. The Company expects to recognize stock-based compensation expense of approximately $2,833 over the vesting period of the RSU. Stock-based compensation expense recognized in the three and six months ended June 30, 2014 was $0 and $140, respectively.

The ESPP

The ESPP was established to provide employees and participating affiliates with an opportunity to purchase the Company’s common stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Generally, all domestic employees are eligible to participate in the ESPP if they are employed by the Company or any participating affiliate, for at least 20 hours per week. Participants will be permitted to purchase shares of the Company’s common stock through payroll deductions of no less than 1% and no more than 10% of their eligible compensation. However, during the first offering period, which commenced on May 8, 2014 and ends on December 31, 2014, participants will be limited to contributions of 2% of eligible compensation. Subsequent offerings will start after the end date of the first offering period on a schedule established by the committee appointed by our board of directors to administer the ESPP. Amounts deducted and accumulated by the participant will be used to purchase shares of the Company’s common stock at the end of each offering period. The purchase price of the shares will be equal to 85 percent of the lower of the fair value of the Company’s common stock on the first day of the offering period, or on the common stock purchase date at the end of each offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. In addition, participation ends automatically upon termination of employment with the Company. The Company recognized approximately $30 of stock-based compensation expense for the ESPP for each of the three and six months ended June 30, 2014.

Modification of Restricted Stock Units issued in 2013

On April 21, 2014, the Company’s board of directors modified the vesting terms of the 576,132 RSUs issued to certain members of senior management in May 2013 to add time-vesting criteria. The modified vesting terms provides that the RSUs will vest in two equal installments on May 21, 2015 and 2016, subject to continued employment through the applicable vesting dates. In addition, the RSUs will continue to vest on an accelerated basis upon death, disability, or a change in control. The Company expects to recognize stock-based compensation expense of approximately $15.61 per share or $8,993 over the vesting period. The Company recognized stock-based compensation expense of $828 for each of the three months ended June 30, 2014 and the six months ended June 30, 2014.
The Company recognized the following stock-based compensation expense related to employees and non-employees which is inclusive of the amounts detailed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (1)	2014 (1)	2013 (1)	2014 (1)
Cost of revenue	$114	$105	$150	$111
Research, development, and engineering	21	121	46	143
Sales and marketing	195	436	382	633
General and administrative	340	720	583	871
	$670	$1,382	$1,161	$1,758
Employees	$657	$1,467	$1,141	$1,737
Non-employees	13	(85)	20	21
Total	$670	$1,382	$1,161	$1,758

(1)
Stock-based compensation included $291 and $0 related to stock option liability awards for the three months ended June 30, 2013 and 2014, respectively, compared to $376 and $0 for the six months ended June 30, 2013 and 2014, respectively.

A summary of stock option plans activity during the six months ended June 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	4,179,119	$8.18	5.64	$31,434
Granted	608,253	15.00
Exercised	(289,543)	5.23
Expired	(31,888)	4.41
Forfeited	(35,981)	6.34
Outstanding at June 30, 2014(2)	4,429,960	$9.35	6.13	$24,705
Vested or expected to vest:
At June 30, 2014(3)	4,369,663	$9.29	6.10	$24,503
Vested:
At June 30, 2014	2,276,598	$7.67	4.40	$16,421

(1)	Calculated using the estimated per-share fair market value of the Company’s common stock as on December 31, 2013 and June 30, 2014, which was $15.70 and $14.88, respectively.

(2)	The total includes 993,934 performance-based options at June 30, 2014.

(3)	Outstanding options, net of forfeiture rate.

10.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, the Company has certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of June 30, 2014, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,613 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, the Company entered into an agreement to purchase certain proprietary technology which could require it to make additional aggregate payments of up to $13,250 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement through December 31, 2013, was $100 and during 2014, the Company made no additional payments. Milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized. The Company made no milestone payments under this agreement during the year ended December 31,2013 or the six months ended June 30, 2014.

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. The Company is not aware of any pending or threatened legal proceeding against it that the Company expects would have a material adverse effect on its business, operating results or financial condition. However, the Company is a party in multiple legal actions involving claimants seeking various remedies, including monetary damages and none of the outcomes are certain or entirely within the Company's control.

11.    RELATED PARTIES
In connection with the Merger, the Company and K2M entered into a management agreement with the major stockholder of the Company. Under the terms of the agreement as amended, the Company incurred fees to the stockholder of $125 and $110 for the three months ended June 30, 2013 and 2014, respectively and $250 and $373 for the six months ended June 30, 2013 and 2014, respectively. The Company records such costs in general and administrative expense in its consolidated statements of operations. The management agreement was terminated in May 2014 following the Company's IPO.
In connection with the IPO, certain stockholders of the Company granted the underwriters an option to purchase from such selling shareholders additional shares of common stock at the public offering price, less underwriting discounts.   On June 10, 2014, the underwriters exercised this option and purchase 1,000,000 shares of common stock from selling shareholders at a price of $15 per share before underwriting discounts.  The Company received no proceeds from the sale of these shares.

12.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2013 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended June 30, 2013 and 2014, the income tax (benefit) expense was $(2,586) and $21, resulting in an effective tax rate of 22.5% and (0.1)%, respectively. For the six months ended June 30, 2013 and 2014, income tax (benefit) expense was $(5,499) and $45, resulting in an effective tax rate of 21.8% and (0.1)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

13.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net loss per common share:
Net loss	$(8,884)	$(17,683)	$(19,763)	$(32,430)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	(570)	8,059	(13,685)	6,879
Net loss attributable to common stockholders	$(9,454)	$(9,624)	$(33,448)	$(25,551)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	22,208,917	30,441,034	22,148,521	26,504,068
Basic and diluted loss per common share	$(0.43)	$(0.32)	$(1.51)	$(0.96)
Diluted loss per share for the three months ended June 30, 2013 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Series A Preferred and Series B Preferred	5,577,016	—	5,577,016	—
Stock options	4,474,158	4,429,960	4,474,158	4,429,960
Restricted stock units	576,131	765,023	576,131	765,023

14.    SEGMENT AND GEOGRAPHICAL CONCENTRATION

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 30.1% and 29.8% of total revenue for the three and six months ended June 30, 2014; however, revenue earned in any individual foreign country is below 10% of the Company’s consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
United States	$29,764	$33,217	$55,600	$62,982
International	10,337	14,271	19,599	26,757
Total	$40,101	$47,488	$75,199	$89,739
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

The following table represents domestic revenue by procedure category. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive category, within the complex spine category.  Accordingly the complex spine category presented below includes MIS sales attributable to complex spine procedures of $1,391 and $2,759 for the three and six months ended June 30, 2013, respectively, which was historically reported in the minimally invasive category. Included in the complex spine category for the six months ended June 30, 2014 was revenue of $2,120 for the three months ended March 31, 2014 which was previously reported in the minimally invasive category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Complex spine	$13,107	$13,858	$23,781	$25,788
Minimally invasive	4,660	5,141	8,998	9,880
Degenerative	11,997	14,218	22,821	27,314
	29,764	33,217	55,600	62,982
International	10,337	14,271	19,599	26,757
Total	$40,101	$47,488	$75,199	$89,739

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part II: Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
We categorize our revenue in the United States amongst revenue generated from treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving products treating degenerative spinal conditions such as traditional spinal fusions. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of June 30, 2014, our U.S. sales force consisted of 114 direct sales employees and 60 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in physician-owned distributors (PODs).
We also market and sell our products internationally in 28 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three and six months ended June 30, 2014, international sales accounted for approximately 30.1% and 29.8%, respectively, of our revenue. As of June 30, 2014, our international sales force consisted of 39 direct sales employees, 6 independent agencies and 17 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
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
International revenue was 25.8% and 30.1% of total revenue for the three months ended June 30, 2013 and 2014, respectively, compared to 26.1% and 29.8% during the six months ended June 30, 2013 and 2014, respectively. We anticipate that sales in international markets will grow faster than sales in the United States in the near term.
In addition, we generated 59.7% and 57.2% of our U.S. revenue for the three months ended June 30, 2013 and 2014, respectively, from the sale of our complex spine and MIS products and 59.0% and 56.7% for the six months ended June 30, 2013 and 2014, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet FDA, International Organization for Standardization (ISO) and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, inbound shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants’ compensation and stock-based compensation expense. Beginning in 2013, our cost of revenue included the effect of a 2.3% excise tax on the sale of medical devices sold in the United States. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
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

Sales and Marketing
Sales and marketing expenses primarily consist of commissions to our independent distributors, as well as compensation, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and clinical sales support departments. Sales and marketing also includes the costs of medical education, training, sales related shipping and corporate communications activities. We expect our sales and marketing expenses will increase in absolute terms due to increased sales volume, the continued expansion of our sales force and the continued design and commercialization of new products.
General and Administrative
General and administrative expenses include compensation, benefits and other related costs, including stock-based compensation for personnel employed in our executive management, finance, regulatory, information technology and human resource departments, as well as facility costs and costs associated with consulting and other finance, legal, information technology and human resource services provided by third-parties. We include legal and litigation expenses as well as costs related to the development and protection of our intellectual property (IP) portfolio in general and administrative expenses. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business. In addition, we expect to incur increased expenses as a result of being a public company. General and administrative expenses also include amortization expense of certain of our intangible assets. However, the amortization of such assets is expected to decline over the next several years as such assets subject to amortization become fully amortized based on their estimated useful lives.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets; and

•	competitive threats in the future displacing current surgical treatment protocols.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(In thousands)
Revenue	$40,101	$47,488	$75,199	$89,739
Cost of revenue	12,390	16,034	23,110	30,448
Gross profit	27,711	31,454	52,089	59,291
Operating expenses:
Research, development and engineering	3,082	3,785	6,279	6,982
Sales and marketing	20,654	23,721	39,274	46,169
General and administrative	14,931	16,761	29,231	32,651
Total operating expenses	38,667	44,267	74,784	85,802
Loss from operations	(10,956)	(12,813)	(22,695)	(26,511)
Other income (expense):
Foreign currency transaction (loss) gain	169	728	(1,410)	950
Discount on prepayment of stockholder notes	—	(4,825)	—	(4,825)
Interest expense	(683)	(752)	(1,157)	(1,999)
Total other expense, net	(514)	(4,849)	(2,567)	(5,874)
Loss before income tax (benefit) expense	(11,470)	(17,662)	(25,262)	(32,385)
Income tax (benefit) expense	(2,586)	21	(5,499)	45
Net loss	(8,884)	(17,683)	(19,763)	(32,430)
Accretion and adjustment of preferred stock to fair value	(570)	8,059	(13,685)	6,879
Net loss attributable to common stockholders	$(9,454)	$(9,624)	$(33,448)	$(25,551)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,
	2013	2014	$ Increase	% Change
	(In thousands)
United States	$29,764	$33,217	$3,453	11.6%
International	10,337	14,271	3,934	38.1%
Total revenue	$40,101	$47,488	$7,387	18.4%

Total revenue increased $7.4 million, or 18.4%, from $40.1 million for the three months ended June 30, 2013 to $47.5 million for the three months ended June 30, 2014. The increase in revenue was primarily driven by $7.2 million in greater sales volume in the United States due to continued expansion of our customer base, $0.7 million in growth in our direct international markets, primarily Switzerland and United Kingdom including $0.3 million of favorable foreign currency exchange and $2.9 million in growth in our international distributor markets, primarily Spain, Japan and Denmark. The increases in the United States were offset in part by a decrease in revenue from our existing customer base and changes in the mix of products sold.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive product category, within the complex spine category.  Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures which were historically reported in the minimally invasive procedure category of $1.4 million and $2.1 million for the three months ended June 30, 2013 and 2014, respectively.

	Three Months Ended June 30,
	2013	2014	$ Increase	% Change
	(In thousands)
Complex spine	$13,107	$13,858	$751	5.7%
Minimally invasive	4,660	5,141	481	10.3%
Degenerative	11,997	14,218	2,221	18.5%
Total U.S. revenue	$29,764	$33,217	$3,453	11.6%

U.S. revenue increased $3.4 million, or 11.6%, from $29.8 million for the three months ended June 30, 2013 to $33.2 million for the three months ended June 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 44.0%, 15.7% and 40.3% of U.S. revenue, respectively, for the three months ended June 30, 2013, compared to 41.7%, 15.5% and 42.8% of U.S. revenue, respectively, for the three months ended June 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $7.2 million of revenue, offset in part, by unfavorable changes in price, a decrease in existing customer usage and mix of products sold. The complex spine category growth of $0.8 million reflects increased surgeon usage of our EVEREST system, of $0.4 million and increased usage of our biomaterials offering of $0.3 million. The MIS category growth of $0.5 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products. The degenerative category growth of $2.2 million primarily reflects increased surgeon usage of our EVEREST(R) product line of $0.7 million and increased usage of our biomaterials offering of $0.8 million.
International Revenue
International revenue increased $3.9 million, or 38.1%, from $10.3 million for the three months ended June 30, 2013 to $14.3 million for the three months ended June 30, 2014. International revenue increased as a result of expanded customer usage of $0.8 million in our Italian, United Kingdom and German markets. The revenue growth from these markets includes a $0.3 million increase in revenue resulting from favorable foreign currency fluctuations, due to a strengthening of the Pound Sterling and the Euro as compared to the U.S. Dollar. International revenue also reflects growth of $2.9 million from our international distributor partners, primarily in Spain, Japan and Denmark, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $3.6 million, or 29.4%, from $12.4 million for the three months ended June 30, 2013 to $16.0 million for the three months ended June 30, 2014. The increase was primarily due to increased sales volume and changes in the mix of U.S. and international revenue. Amortization expense, increased $0.8 million, or 71.3%, from $1.1 million in the three months ended June 30, 2013 to $1.9 million for the three months ended June 30, 2014. The increase in amortization expense is primarily a result of increased investment in surgical instruments and the absence of the one-time benefit realized in 2013 from the change in useful life of our surgical instruments from 3 years to 5 years. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $0.5 million and $0.6 million for the three months ended June 30, 2013 and 2014, respectively.
Gross Profit
Gross profit decreased as a percentage of revenue from 69.1% for the three months ended June 30, 2013 to 66.2% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of sales between the United States and international markets and pricing declines in the U.S. and select international markets. International revenue reimbursements from insurers vary widely in each international region and are typically lower than revenue reimbursements from insurers in the United States. Additional contributors to the decrease in gross profit as a percentage of revenue include higher instrument amortization expense and the gross profit impact of $1.4 million in increased sales of biomaterials which have a lower selling price relative to their cost than our existing implant products.
Research, Development and Engineering
Research, development and engineering expenses increased $0.7 million, or 22.8%, from $3.1 million for the three months ended June 30, 2013 to $3.8 million for the three months ended June 30, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased development of products in our pipeline.
Sales and Marketing

Sales and marketing expenses increased $3.0 million, or 14.8%, from $20.7 million for the three months ended June 30, 2013 to $23.7 million for the three months ended June 30, 2014. The increase was primarily due to an increase in sales commissions as a result of the increase in sales volume and increased employee compensation costs including stock based compensation resulting from our continued hiring of direct sales employees since June 30, 2013. The increase was also due in part to increased costs associated with meetings and conferences and shipping expense.
General and Administrative
General and administrative expenses increased $1.9 million, or 12.3%, from $14.9 million for the three months ended June 30, 2013 to $16.8 million for the three months ended June 30, 2014. The increase was primarily due to increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances in 2013, and increased third-party legal and other consulting expenses. General and administrative expenses included amortization of intangible assets of $7.5 million in both the three months ended June 30, 2013 and 2014.
Other Income (Expense)
Other expenses, net increased $4.3 million, from $0.5 million for the three months ended June 30, 2013 to $4.8 million for the three months ended June 30, 2014. The increase in other expense was attributable to the acceleration of discount expense on notes to stockholders of $4.8 million as a result of the prepayment of the notes, offset in part by favorable foreign currency fluctuations of approximately $0.6 million.
Benefit from Income Taxes
Benefit from income taxes decreased $2.6 million, to an expense of $21,000 for the three months ended June 30, 2014. Our effective tax rate calculated as a percentage of loss before income tax benefit was 22.5% for the three months ended June 30, 2013 and (0.1)% for the three months ended June 30, 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of June 30, 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,
	2013	2014	$ Increase	% Change
	(In thousands)
United States	$55,600	$62,982	$7,382	13.3%
International	19,599	26,757	7,158	36.5%
Total revenue	$75,199	$89,739	$14,540	19.3%

Total revenue increased $14.5 million, or 19.3%, from $75.2 million for the six months ended June 30, 2013 to $89.7 million for the six months ended June 30, 2014. The increase in revenue was primarily driven by $13.5 million in greater sales volume in the United States due to continued expansion of our customer base and changes in our mix of products sold, $1.3 million in growth in our direct international markets, primarily Ireland and the United Kingdom including $0.5 million of favorable foreign currency exchange and $4.7 million in growth in our international distributor markets, primarily Australia, Spain and Denmark. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive product category, within the complex spine category.  Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures which were historically reported in the minimally invasive procedure category of $2.8 million and $3.9 million for the six months ended June 30, 2013 and 2014, respectively.

	Six Months Ended June 30,
	2013	2014	$ Increase	% Change
	(In thousands)
Complex spine	$23,781	$25,788	$2,007	8.4%
Minimally invasive	8,998	9,880	882	9.8%
Degenerative	22,821	27,314	4,493	19.7%
Total U.S. revenue	$55,600	$62,982	$7,382	13.3%

U.S. revenue increased $7.4 million, or 13.3%, from $55.6 million for the six months ended June 30, 2013 to $63.0 million for the six months ended June 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 42.8%, 16.2% and 41.0% of U.S. revenue, respectively, for the six months ended June 30, 2013, compared to 40.9%, 15.7% and 43.4% of U.S. revenue, respectively, for the six months ended June 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $11.2 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price, a decrease in existing customer usage. The complex spine category growth of $2.0 million reflects increased surgeon usage of our EVEREST system, of $1.3 million. The MIS category growth of $0.9 million primarily reflects increased surgeon usage of our minimally invasive products in the evaluation phase for adult complex spine patients. The degenerative category growth of $4.5 million primarily reflects increased surgeon usage of our EVEREST(R) product line of $1.3 million, and increased usage of our biomaterials offering of $1.4 million.
International Revenue
International revenue increased $7.2 million, or 36.5%, from $19.6 million for the six months ended June 30, 2013 to $26.8 million for the six months ended June 30, 2014. International revenue increased significantly as a result of expanded customer usage of $2.0 million in our Italian, United Kingdom and German markets. The revenue growth from these markets includes a $0.5 million increase in revenue resulting from foreign currency fluctuations, due to a strengthening of the Pound Sterling and the Euro as compared to the U.S. Dollar. International revenue also reflects growth of $4.7 million from our international distributor partners, primarily in Australia, Spain and Denmark, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $7.3 million, or 31.8%, from $23.1 million for the six months ended June 30, 2013 to $30.4 million for the six months ended June 30, 2014. The increase was primarily due to increased sales volume and changes in the mix of U.S. and international revenue. Amortization expense increased $1.6 million, or 73.5%, from $2.1 million in the six months ended June 30, 2013 to $3.7 million for the six months ended June 30, 2014. The increase in amortization expense is primarily a result of increased investment in surgical instruments and the absence of the one-time benefit realized in 2013 from the change in useful life of our surgical instruments from 3 years to 5 years. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $1.0 million and $1.1 million for the six months ended June 30, 2013 and 2014, respectively.
Gross Profit
Gross profit decreased as a percentage of revenue from 69.3% for the six months ended June 30, 2013 to 66.1% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of sales between the United States and international markets and pricing declines in the United States and select international markets. International revenue reimbursements from insurers vary widely in each international region and are typically lower than revenue reimbursements from insurers in the United States. Additional contributors to the decreased gross profit as a percentage of revenue include a higher instrument amortization expense and the gross profit impact of $2.7 million of increased biomaterials sales which have a lower selling price relative to their cost than our existing implant products.
Research, Development and Engineering

Research, development and engineering expenses increased $0.7 million, or 11.2%, from $6.3 million for the six months ended June 30, 2013 to $7.0 million for the six months ended June 30, 2014. The increase was primarily due to higher payroll expense, including stock based compensation, and increased development of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $6.9 million, or 17.6%, from $39.3 million for the six months ended June 30, 2013 to $46.2 million for the six months ended June 30, 2014. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our continued hiring of direct sales employees since June 30, 2013. The increase is also due in part to increased spending on meetings, conferences and higher shipping costs.
General and Administrative
General and administrative expenses increased $3.5 million, or 11.7%, from $29.2 million for the six months ended June 30, 2013 to $32.7 million for the six months ended June 30, 2014. The increase was primarily due to increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of RSUs issued in 2013 and increased third-party legal and other consulting expenses. General and administrative expenses included amortization of intangible assets of $15.1 million in both the six months ended June 30, 2013 and 2014.
Other Income (Expense)
Other expense, net increased $3.3 million from $2.6 million for the six months ended June 30, 2013 to $5.9 million for the six months ended June 30, 2014. The increase in other expense was attributable to the acceleration of discount expense on notes to stockholders of $4.8 million as a result of their prepayment and higher interest expense of $0.8 million attributable to higher average debt balances during the period offset in part by a $2.4 million increase in gains from foreign currency transactions.
Benefit from Income Taxes
Benefit from income taxes decreased $5.5 million, to an expense of $45,000 for the six months ended June 30, 2014. Our effective tax rate calculated as a percentage of loss before income tax benefit was 21.8% for the six months ended June 30, 2013 and (0.1)% for the six months ended June 30, 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of June 30, 2014.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our product portfolio and penetrate further into new and existing markets. We will need to generate significant revenue to achieve profitability. Prior to our IPO in May 2014, we had funded our operations primarily with proceeds from the sales of preferred and common stock, notes to stockholders, our revolving credit facility and cash flow from operations.
On May 13, 2014, we completed our IPO of 8,825,000 shares of our common stock for $15 per share or gross proceeds of $132.4 million or approximately $118.8 million of net proceeds after consideration of underwriting commissions and offering expenses.  With the proceeds, we retired all amounts outstanding under our revolving credit facility and notes to stockholders and satisfied our commitment to pay cumulative dividends outstanding on our preferred stock upon its conversion to common stock in connection with the IPO.
As of June 30, 2014, our cash and cash equivalents was $36.2 million as compared to $7.4 million cash and cash equivalents as of December 31, 2013. As of June 30, 2014, we had no outstanding indebtedness and we had working capital of $91.4 million, compared to $32.5 million as of December 31, 2013.
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
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2014:

	Six Months Ended June 30,
	2013	2014
Net cash used in operating activities	$(5,462)	$(19,156)
Net cash used in investing activities	(6,925)	(8,444)
Net cash provided by financing activities	21,956	56,356
Effect of exchange rate on cash	(32)	50
Net change in cash and cash equivalents	$9,537	$28,806
Cash Used in Operating Activities
Net cash used in operating activities increased $13.7 million from $5.5 million for the six months ended June 30, 2013 to $19.2 million for the six months ended June 30, 2014. The increase in net cash used in operations was due primarily to increases in inventory purchases to support future sales activities, partially offset by a reduction in accounts receivable from the six months ended June 30, 2013 to the six months ended June 30, 2014.
    Cash Used in Investing Activities
Net cash used in investing activities increased $1.5 million from $6.9 million for the six months ended June 30, 2013 to $8.4 million for the six months ended June 30, 2014. The increase in net cash used in investing activities was primarily attributable to increased purchases of surgical instruments for use within our global distribution network and greater software development activities to support our internal systems.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $34.4 million from $22.0 million for the six months ended June 30, 2013 to $56.4 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, cash provided by financing activities included approximately $123.5 million received from issuances of our common stock, net of expenses, in private placements and the IPO and $14.6 million of proceeds from notes to stockholders In 2013, we received $13.0 million from issuances of our preferred and common stock in private placements and $9.9 million of proceeds from the issuance of notes to stockholders.  Cash used in financing activities during the six months ended June 30, 2014 included prepayments of notes to stockholders of $39.2 million, payments on the bank line of credit of $23.5 million and dividends paid on preferred stock of $18.5 million from use of the proceeds of our IPO.  In 2013, such activities used in financing activities totaled approximately $500,000.
Capital Expenditures

Our capital expenditures increased $1.5 million from $6.9 million for the six months ended June 30, 2013 to $8.4 million for the six months ended June 30, 2014. Of the increase, $0.6 million was the result of an increase in purchases of instrumentation to support surgical sales and $0.9 million was due to an increase in property and equipment mainly as a result of greater software development activities undertaken to support our internal systems.

For the remainder of 2014, we expect capital expenditures to increase from 2013 levels as we continue to further expand our global distribution network and purchase of additional inventory to support that expansion. We intend to use a portion of the IPO proceeds, cash flows from our operations and funding available from our revolving credit facility to fund our additional future capital expenditures.
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

Borrowings under the revolving credit facility are secured by a first priority lien on all of our personal property assets, including intellectual property. On April 30, 2014, in connection with our anticipated transition to a public company, K2M and K2M UK Limited entered into an amendment to the revolving credit facility to (1) allow for the repayment of the Company’s outstanding stockholder notes with the proceeds of the IPO, (2) replace the existing minimum consolidated adjusted EBITDA financial covenant with a maximum loss financial covenant which requires that consolidated net loss of K2M, Inc. and K2M UK, Ltd., shall not exceed (i) $11.0 million for the three month period ended March 31,2014 and (ii) $16.0 million for the six-month period ending June 30, 2014 and (3) permit the Lenders to add additional financial covenants to the extent that our IPO was not consummated on or prior to June 30, 2014. The Company is also required to maintain Liquidity (as defined in the credit agreement governing the revolving credit facility) of at least $3.0 million at all times. The revolving credit facility also contains other restrictive covenants with which we must comply, including restrictive covenants which limit transfer of cash to foreign subsidiaries, limitations on our ability to pay dividends on our common stock and make other payments to stockholders.

We anticipate further amending the credit agreement prior to its expiration to increase commitments available under the facility to $40.0 million and to extend the maturity date.
Notes to Stockholders
In January and March 2014, we executed securities purchase agreements and note agreements with certain existing stockholders. Pursuant to such securities purchase agreements, such existing stockholders agreed to purchase 121,111 shares of our common stock from us at $19.05 per share, resulting in cash proceeds of $2.3 million. Pursuant to the note agreements, we issued notes to such stockholders in an aggregate principal amount of $16.9 million at a discount for cash consideration of $14.6 million. Following these note issuances, the outstanding aggregate principal amount of notes to stockholders was $39.2 million. On May 13, 2014, we prepaid the principal balance of notes to stockholders, along with accrued interest with proceeds from our IPO.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Prospectus dated May 7, 2014.  An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed and determined that those policies remain the Company’s critical accounting policies as of and for the three and six months ended June 30, 2014.
Recently Issued Accounting Pronouncements
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies, and as a result, we may not comply with new or revised accounting standards as of the dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an emerging growth company.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of June 30, 2014, revenue denominated in currencies other than U.S. Dollars represented less than 15% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction gain (loss) of $0.2 million and $0.7 million in the three months ended June 30, 2013 and 2014, respectively, compared to $(1.4) million and $1.0 million during six months ended June 30, 2013 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (losses) of $(0.1) million and $(0.2) million in the three months ended June 30, 2013 and 2014, respectively, compared to $0.6 million and $(0.3) million during the six months ended June 30, 2013 and 2014, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the period April 1, 2014 and June 30, 2014, we issued an aggregate of 50,696 shares of our common stock to employees, agents and directors upon exercise of stock options under our employee benefit plans, for aggregate consideration of $0.5 million.

On May 13, 2014, the Company converted all of  the outstanding shares of its Series A redeemable convertible preferred stock and Series B redeemable convertible preferred stock on a 2.43 -to-1 basis into 5,577,016 shares of common stock.

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

(b) Use of Proceeds

On May 7, 2014, our registration statement on Form S-1 (No. 333-194550) was declared effective for our initial public offering, and on May 13, 2014 we consummated the IPO consisting of 8,825,000 shares of our common stock for $15.00 per share. The underwriters of the offering were Piper Jaffray & Co.; Barclays Capital Inc.; Wells Fargo Securities, LLC; William Blair & Company, L.L.C.; and Cowen & Company, LLC. As a result of the offering we received total net proceeds of approximately $118.8 million, after deducting total expenses of $13.6 million, consisting of underwriting discounts and commissions of $9.3 million and offering-related expenses of approximately $4.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

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

On June 10, 2014, the underwriters exercised their option to purchase 1,000,000 shares of common stock from selling shareholders at a price of $15 per share before underwriting discounts. The Company received no proceeds from the sale of these shares.
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

10.1    Third Amendment to Credit Agreement entered into as of April 30, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.2    K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.3    K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.4    Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.5    Form of Side Letter to Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 (No. 333-194550)).

10.6
Amendment dated as of April 17, 2014, to Lease Agreement dated May 12, 2004 by and between Riverair LC and K2M, Inc., in respect to the building located at 751 Miller Drive SE, Leesburg, Virginia 20175 (incorporated by reference to Exhibit 10.10 to the Company's March 31, 2014 Form 10-Q).

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

101.LAB XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2M Group Holdings, Inc. (Registrant)

Date: August 6, 2014	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer