Form 10-Q
period 2014-09-30
K2M GROUP HOLDINGS, INC.
filed 2014-10-31
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on October 23, 2014 was 37,138,499

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Prospectus dated May 7, 2014 accessible on the SEC website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:

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

•
U.S. legislative or FDA or other regulatory reforms may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to manufacture, market and distribute our products after clearance or approval is obtained;

•	medical device tax provisions in the healthcare reform laws;

•	the need to generate significant sales to become profitable;

•	sales volumes and our results of operations may fluctuate over the course of the year;

•	our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all;

•	inability to extend the maturity date or obtain a new credit facility;

•	continuing worldwide economic instability;

•	we may be unable to protect our intellectual property rights;

•	our reliance on patent rights that we either license from others or have obtained through assignments;

•	patent litigation;

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 31,	September 30,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,419	$23,185
Accounts receivable, net	32,824	32,920
Inventory, net	39,223	53,624
Deferred income taxes	8,824	3,301
Prepaid expenses and other current assets	3,984	5,976
Total current assets	92,274	119,006
Property and equipment, net	2,978	3,279
Goodwill and intangible assets, net	186,270	166,156
Other assets, net	15,414	21,597
Total assets	$296,936	$310,038
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$23,500	$—
Accounts payable	17,069	15,465
Accrued expenses	8,760	9,495
Accrued payroll liabilities	10,396	12,058
Total current liabilities	59,725	37,018
Notes to stockholders	19,650	—
Deferred income taxes	14,084	8,561
Other liabilities	211	123
Total liabilities	93,670	45,702
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value	56,667	—
Series B redeemable convertible preferred stock, $0.001 par value	52,414	—
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 and 750,000,000 shares authorized at December 31, 2013 and September 30, 2014, respectively. 22,421,509 and 37,138,499 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	22	37
Additional paid-in capital	165,651	382,977
Accumulated other comprehensive loss	(920)	460
Accumulated deficit	(70,568)	(119,138)
Total stockholders’ equity	94,185	264,336
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$296,936	$310,038

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$39,776	$47,624	$114,975	$137,363
Cost of revenue	11,782	16,135	34,892	46,583
Gross profit	27,994	31,489	80,083	90,780
Operating expenses:
Research, development and engineering	3,048	4,872	9,327	11,854
Sales and marketing	19,566	25,016	58,840	71,185
General and administrative	14,939	14,507	44,170	47,158
Total operating expenses	37,553	44,395	112,337	130,197
Loss from operations	(9,559)	(12,906)	(32,254)	(39,417)
Other income (expense):
Foreign currency transaction gain (loss)	2,134	(3,081)	724	(2,131)
Discount on prepayment of notes to stockholders	—	—	—	(4,825)
Interest expense	(721)	(116)	(1,878)	(2,115)
Total other income (expense), net	1,413	(3,197)	(1,154)	(9,071)
Loss before income tax (benefit) expense	(8,146)	(16,103)	(33,408)	(48,488)
Income tax (benefit) expense	(1,968)	37	(7,467)	82
Net loss	(6,178)	(16,140)	(25,941)	(48,570)
Accretion and adjustment of preferred stock to fair value	(129)	—	(13,814)	6,879
Net loss attributable to stockholders	$(6,307)	$(16,140)	$(39,755)	$(41,691)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.28)	$(0.43)	$(1.79)	$(1.39)
Weighted average shares outstanding:
Basic and diluted	22,289,216	37,127,155	22,195,935	30,084,010
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss	$(6,178)	$(16,140)	$(25,941)	$(48,570)
Other comprehensive income (loss):
Foreign currency translation adjustment	(930)	(1,650)	(332)	(1,380)
Other comprehensive income (loss)	(930)	(1,650)	(332)	(1,380)
Comprehensive loss	$(7,108)	$(17,790)	$(26,273)	$(49,950)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	22,421,509	$22	$165,651	$(920)	$(70,568)	$94,185
Net loss	—	—	—	—	(48,570)	(48,570)
Other comprehensive loss	—	—	—	1,380	—	1,380
Stock-based compensation	—	—	3,830	—	—	3,830
Accretion of Series A and B redeemable convertible preferred stock	—	—	(1,158)	—	—	(1,158)
Accretion of Series A and B redeemable convertible preferred stock issuances costs	—	—	(22)	—	—	(22)
Issuances of common stock pursuant to securities purchase and other agreements	121,111	1	2,307	—	—	2,308
Adjustment of preferred stock to fair value prior to conversion	—	—	8,059	—	—	8,059
Common stock issued in conversion of Series A and B redeemable convertible preferred stock	5,577,016	6	83,650	—	—	83,656
Issuance of common stock from initial public offering, net of offering costs	8,825,000	8	118,862	—	—	118,870
Stock option modifications	—	—	2,077	—	—	2,077
Exercise of options	193,863	—	(279)	—	—	(279)
Balance at September 30, 2014	37,138,499	$37	$382,977	$460	$(119,138)	$264,336

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2013	2014
Operating activities
Net loss	$(25,941)	$(48,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,248	27,339
Provision for allowance for doubtful accounts	71	351
Provision for inventory reserve	1,034	1,368
Stock-based compensation	1,737	3,830
Amortization of issuance and discount costs included in interest expense	61	4,928
Deferred income taxes	(7,565)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,065)	(283)
Inventory	(11,534)	(17,190)
Prepaid expenses and other assets	(138)	(4,472)
Accounts payable, accrued expenses, and accrued payroll liabilities	7,106	4,175
Net cash used in operating activities	(11,986)	(28,524)
Investing activities
Purchase of surgical instruments	(7,889)	(9,111)
Purchase of property and equipment	(753)	(1,507)
Purchase of intangible assets	(166)	(20)
Net cash used in investing activities	(8,808)	(10,638)
Financing activities
Proceeds from issuances of common stock, net of issuance costs	1,445	121,898
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	11,574	—
Proceeds from issuance of notes to stockholders	9,866	14,634
Prepayment of notes to stockholders	—	(39,212)
Borrowings on bank line of credit	1,500	—
Payments on bank line of credit	—	(23,500)
Payment of dividends on Series A and Series B redeemable convertible preferred stock	—	(18,547)
Proceeds from the exercise of options, net of payments to satisfy minimum tax withholdings	(685)	(279)
Net cash provided by financing activities	23,700	54,994
Effect of exchange rate changes on cash and cash equivalents	11	(66)
Net increase in cash and cash equivalents	2,917	15,766
Cash and cash equivalents at beginning of period	7,011	7,419
Cash and cash equivalents at end of period	$9,928	$23,185
Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$3,856	$1,195
Accretion of Series B redeemable convertible preferred stock	$—	$(15)
Adjustment of preferred stock to fair value	$9,958	$(8,059)
Deferred public offering costs	$—	$720
Cash paid for:
Income taxes	$92	$36
Interest	$1,217	$1,736
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2014
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of September 30, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2014, the condensed consolidated statements of changes in stockholders' equity as of September 30, 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of future results. All information as of September 30, 2014 and for the three and nine month periods ending September 30, 2013 and 2014 within these notes to the consolidated financial statements is unaudited.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries including K2M Holdings, Inc.; K2M Inc.; K2M UK Limited; and K2M Germany, GmbH. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Foreign Currency Translation and Other Comprehensive Loss
The account balances of foreign subsidiaries are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss), which is the Company’s only component of accumulated comprehensive income (loss).
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

In March 2013, the FASB issued guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling interest in a subsidiary or group of assets that is a nonprofit or a business within a foreign entity. For public entities that do not qualify for the EGC extension, the new guidance is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. For EGCs that have elected the EGC extension including the Company, and non-public issuers, the guidance is effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. Early adoption is permitted. The Company does not anticipate that this adoption will have a material impact on its financial position, results of operations or cash flows.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for annual reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. The Company is evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

2.    ACCOUNTS RECEIVABLE
Receivables consist of the following:

	December 31, 2013	September 30, 2014
Accounts receivable	$35,271	$35,508
Allowances	(2,447)	(2,588)
Accounts receivable, net	$32,824	$32,920

3.    INVENTORY
The following table summarizes the Company’s inventory, net of allowances:

	December 31, 2013	September 30, 2014
Finished goods	$64,539	$79,376
Inventory allowances	(25,316)	(25,752)
Inventory, net	$39,223	$53,624

Inventory includes surgical instruments available for sale with a carrying value of $5,285 and $8,339 at December 31, 2013 and September 30, 2014, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets comprise the following:

	As of December 31, 2013
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(36,466)	25,134
Licensed technology	4 - 6 years	52,600	(43,947)	8,653
Customer relationships	4 - 7 years	29,700	(14,320)	15,380
Patents and other	2 - 17 years	1,313	(720)	593
Subtotal		145,213	(95,453)	49,760
Total		$281,723	$(95,453)	$186,270

	As of September 30, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	1,500	—	1,500
Other	—	296	—	296
Subtotal		14,696	—	14,696
Subject to amortization
Developed technology	4 - 6 years	61,600	(45,019)	16,581
Licensed technology	4 - 6 years	52,600	(52,138)	462
Customer relationships	4 - 7 years	29,700	(17,502)	12,198
Patents and other	2 - 17 years	1,326	(921)	405
Subtotal		145,226	(115,580)	29,646
Total		$281,736	$(115,580)	$166,156

Amortization expense was $7,597 and $5,038 for the three months ended September 30, 2013 and 2014, respectively, and $22,649 and $20,130 for the nine months ended September 30, 2013 and 2014, respectively.

As of September 30, 2014, the expected amortization expense for the remainder of 2014 and the following four years and thereafter is as follows:

September 30, 2014
2014	$2,554
2015	10,150
2016	10,138
2017	6,523
2018 and thereafter	281
Total	$29,646

5.    OTHER ASSETS
Other assets comprises the following:

	December 31, 2013	September 30, 2014
Surgical instruments, net	$15,271	$21,477
Other	143	120
Total	$15,414	$21,597

Surgical instruments are stated net of accumulated amortization of $15,007 and $17,214 at December 31, 2013 and September 30, 2014, respectively. Amortization expense was $1,021 and $1,726 for the three months ended September 30, 2013 and 2014, respectively, and $2,592 and $4,498 for the nine months ended September 30, 2013 and 2014, respectively.

6.    ACCRUED EXPENSES
Accrued expenses consist of the following:

	December 31, 2013	September 30, 2014
Accrued commissions	$2,837	$4,005
Accrued royalties	2,230	2,359
Stock option awards liability	2,076	—
Other	1,617	3,131
Total	$8,760	$9,495

7.    DEBT
Debt consists of the following:

	December 31, 2013	September 30, 2014
Bank line of credit	$23,500	$—
Notes to stockholders	22,270	—
Total debt	45,770	—
Less unamortized discounts	(2,620)	—
Debt, net of discounts	$43,150	$—
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
Borrowings under the revolving line of credit accrued interest at a rate of 4.25% at September 30, 2014. For the nine months ended September 30, 2013 and 2014, the Company incurred interest expense of $950 and $652, respectively, including amounts of $206 and $279, respectively, related to the amortization of the loan issuance fees.

On May 13, 2014, the Company repaid all $23,500 outstanding under the bank line of credit and accrued interest of $38 using proceeds of the IPO. On October 21, 2014, the Company and its lenders amended the Credit Agreement. Please refer to Note 15, Subsequent Events.
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
On May 13, 2014, the Company pre-paid all $39,212 principal outstanding under the notes to stockholders and accrued interest of $1,283 using proceeds of the IPO. In connection with the prepayment, the Company recorded $4,825 representing the acceleration of the issuance discounts on the notes to stockholders. Interest expense for the nine months ended September 30, 2013 and 2014 was $889 and $1,324, respectively, and included amortization expense of $61 and $103, respectively.

8.    REDEEMABLE CONVERTIBLE PREFERRED STOCK
The following is a rollforward of activity in the Series A Preferred and Series B Preferred accounts from December 31, 2013 to September 30, 2014.

	Series A Preferred			Series B Preferred
	Shares			Shares
	Authorized	Outstanding	Amount	Authorized	Outstanding	Amount
Balance at December 31, 2013	7,300,000	7,250,885	$56,667	6,500,000	6,301,291	$52,414
Payment of dividend	—		(11,932)			(6,615)
Accretion of preferred stock to fair value	—	—	1,195	—	—	(15)
Adjustment of preferred stock to fair value prior to conversion	—	—	(1,170)	—	—	(6,889)
Conversion to common stock	(7,300,000)	(7,250,885)	(44,760)	(6,500,000)	(6,301,291)	(38,895)
Balance at September 30, 2014	—	—	$—	—	—	$—

On May 13, 2014, the Company converted the Series A Preferred and Series B Preferred into 2,983,902 and 2,593,114 shares, respectively, of its common stock based on a 2.43:1 conversion ratio as a result of its IPO. In addition, cumulative unpaid dividends of $18,547 were paid in cash to holders of the preferred stock.

9.    STOCK-BASED COMPENSATION

As of September 30, 2014, the Company has four stock-based compensation plans: The 2014 Employee Omnibus Incentive Plan (Omnibus Incentive Plan), the 2014 Employee Stock Purchase Plan (ESPP), the 2010 Equity Award Plan and the 2010 Independent Agent Plan, collectively, “the Plans”. The purpose of the Plans is to provide incentives to employees, directors, agents and advisors of the Company. The Plans are administered by the Company’s board of directors or its delegates. The number, type of equity incentive, exercise or share purchase price, and vesting terms are determined in accordance with the Plans, as applicable. The Omnibus Incentive Plan and ESPP were adopted by the Company’s board of directors on May 7, 2014. At that time, 1,650,289 and 411,523 shares were reserved for issuance under the Omnibus Incentive Plan and ESPP, respectively. Following the adoption of these 2014 plans, no further incentive awards may be granted under the 2010 Equity Award Plan.

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

Generally, all domestic employees are eligible to participate in the ESPP if they are employed by the Company or any participating affiliate, for at least 20 hours per week. Participants will be permitted to purchase shares of the Company’s common stock through payroll deductions of no less than 1% and no more than 10% of their eligible compensation. However, during the first offering period, which commenced on May 8, 2014 and ends on December 31, 2014, participants are limited to contributions of 2% of eligible compensation. Subsequent offerings will start after the end date of the first offering period on a schedule established by the committee appointed by our board of directors to administer the ESPP. Amounts deducted and accumulated by the participant will be used to purchase shares of the Company’s common stock at the end of each offering period. The purchase price of the shares will be equal to 85 percent of the lower of the fair value of the Company’s common stock on the first day of the offering period, or on the common stock purchase date at the end of each offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. In addition, participation ends automatically upon termination of employment with the Company. The Company recognized approximately $50 and $80 of stock-based compensation expense on the ESPP for the three and nine months ended September 30, 2014.
The Company recognized the following stock-based compensation expense related to employees and non-employees which is inclusive of the amounts detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (1)	2014 (1)	2013 (1)	2014 (1)
Cost of revenue	$72	$156	$222	$267
Research, development, and engineering	24	156	70	299
Sales and marketing	211	749	593	1,382
General and administrative	269	1,010	852	1,882
	$576	$2,071	$1,737	$3,830

Employees	$526	$2,047	$1,667	$3,785
Non-employees	50	24	70	45
Total	$576	$2,071	$1,737	$3,830

(1)
Stock-based compensation included $169 and $0 related to stock option liability awards for the three months ended September 30, 2013 and 2014, respectively, compared to $545 and $0 for the nine months ended September 30, 2013 and 2014, respectively.

A summary of stock option plans activity during the nine months ended September 30, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2013	4,179,119	$8.18	5.64	$31,434
Granted	684,937	15.01
Exercised	(312,020)	6.16
Expired	(31,888)	4.41
Forfeited	(43,533)	7.14
Outstanding at September 30, 2014(2)	4,476,615	$9.40	5.96	$22,800
Vested or expected to vest:
At September 30, 2014(3)	4,421,693	$9.39	5.98	$22,653
Vested:
At September 30, 2014	2,478,103	$7.82	4.49	$16,374

(1)
Calculated using the estimated fair market value per-share of the Company’s common stock as on December 31, 2013 and actual per share fair market value at September 30, 2014, which was $15.70 and $14.43, respectively.

(2)	The total includes 993,934 performance-based options at September 30, 2014.

(3)	Outstanding options, net of forfeiture rate.

A summary of RSU activity for the nine months ended September 30, 2014 is as follows:

Unvested RSUs
Shares
Outstanding at December 31, 2013	576,132
Granted	188,891
Vested	—
Forfeited	—
Unvested at September 30, 2014	765,023

On April 21, 2014, the Company’s board of directors modified the vesting terms of the 576,132 RSUs issued to certain members of senior management in May 2013 to add time-vesting criteria. The modified vesting terms provides that the RSUs will vest in two equal installments on May 21, 2015 and 2016, subject to continued employment through the applicable vesting dates. In addition, the RSUs will continue to vest on an accelerated basis upon death, disability, or a change in control. The Company expects to recognize stock-based compensation expense of approximately $15.61 per share or $8,993 over the vesting period. The Company recognized stock-based compensation expense of $1,088 and $1,916 for the three and nine months ended September 30, 2014 related to these awards.

Effective May 7, 2014, the Company’s board of directors approved the issuance of 188,891 RSUs to certain of the Company’s officers. The RSUs will vest in three equal installments on the first, second and third anniversary of the grant date. The Company expects to recognize stock-based compensation expense of approximately $2,833 over the vesting period of the RSU. Stock-based compensation expense related to these awards recognized in the three and nine months ended September 30, 2014 was $238 and $378, respectively.

10.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, the Company has certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of September 30, 2014, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,613 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, the Company entered into an agreement to purchase certain proprietary technology which could require it to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $100 through September 30, 2014. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized.

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. The Company is not aware of any pending or threatened legal proceeding against it that the Company expects would have a material adverse effect on its business, operating results or financial condition. However, the Company is a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within the Company's control.

11.    RELATED PARTIES
In connection with the Merger, the Company and K2M entered into a management agreement with the major stockholder of the Company. Under the terms of the agreement, as amended, the Company incurred fees to the stockholder of $263 and $0 for the three months ended September 30, 2013 and 2014, respectively and $513 and $373 for the nine months ended September 30, 2013 and 2014, respectively. The Company records such costs in general and administrative expense in its consolidated statements of operations. The management agreement was terminated in May 2014 following the Company's IPO.
In connection with the IPO, certain stockholders of the Company granted the underwriters an option to purchase from such selling shareholders additional shares of common stock at the public offering price, less underwriting discounts.   On June 10, 2014, the underwriters exercised this option and purchased 1,000,000 shares of common stock from selling shareholders at a price of $15 per share before underwriting discounts.  The Company received no proceeds from the sale of these shares.

12.    INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2013 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended September 30, 2013 and 2014, the income tax (benefit) expense was $(1,968) and $37, resulting in an effective tax rate of 24.2% and (0.2)%, respectively. For the nine months ended September 30, 2013 and 2014, income tax (benefit) expense was $(7,467) and $82, resulting in an effective tax rate of 22.4% and (0.2)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

13.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net loss per common share:
Net loss	$(6,178)	$(16,140)	$(25,941)	$(48,570)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	(129)	—	(13,814)	6,879
Net loss attributable to common stockholders	$(6,307)	$(16,140)	$(39,755)	$(41,691)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	22,289,216	37,127,155	22,195,935	30,084,010
Basic and diluted loss per common share	$(0.28)	$(0.43)	$(1.79)	$(1.39)
Diluted loss per share for the three and nine months ended September 30, 2013 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Series A Preferred and Series B Preferred	5,576,955	—	5,576,955	—
Stock options	4,247,737	4,476,615	4,247,737	4,476,615
Restricted stock units	576,131	765,023	576,132	765,023

14.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 27.8% and 29.1% of total revenue for the three and nine months ended September 30, 2014; however, revenue earned in any individual foreign country is below 10% of the Company’s consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
United States	$27,491	$34,385	$83,091	$97,371
International	12,285	13,239	31,884	39,992
Total	$39,776	$47,624	$114,975	$137,363
The Company classifies sales within the United States into three categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of the Company’s international revenue is derived from the Company’s distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among our three product categories. These sales transactions are settled when the Company ships the product to the agent.

The following table represents domestic revenue by procedure category. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive category, within the complex spine category.  Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures of $1,355 for the three months ended September 30, 2013 and $4,114 and $3,865 for the nine months ended September 30, 2013 and 2014, respectively, which was historically reported in the minimally invasive category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Complex spine	$11,330	$14,585	$35,111	$40,375
Minimally invasive	4,946	5,258	13,945	15,138
Degenerative	11,215	14,542	34,035	41,858
	27,491	34,385	83,091	97,371
International	12,285	13,239	31,884	39,992
Total	$39,776	$47,624	$114,975	$137,363

15. SUBSEQUENT EVENTS

On October 21, 2014, subsidiaries of the Company entered into an amendment (the “Fourth Amendment”) to the Company’s senior secured credit facilities credit agreement, dated as of October 29, 2012 (as amended from time to time), by and among K2M Holdings, Inc. as the guarantor (“Guarantor”), K2M, Inc. and K2M UK Limited as the borrower (“Borrower”), and Silicon Valley Bank and Comerica Bank as lenders.  The Fourth Amendment, among other things, extends the maturity date of the revolving credit facility to October 2015, increases the total revolving commitments from $30,000 to $40,000 and increases the letter of credit sub-facility from $1,000 to $10,000. In addition, the Fourth Amendment removes the sub-facility provided by the Export-Import Bank of the United States, which had been a party to the prior loan agreements.
ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%.  LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 2.50% or (ii) 3.75%.  The total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $40,000 or (ii) the borrowing base, which is calculated as (x) 85%of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 35% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the less of 40% of the borrowing base or $10,000.  Borrowings under the revolving credit facility remain secured by a first priority lien on all of the Borrower’s personal property assets, including intellectual property.
The existing financial covenants were deleted in their entirety and replaced with a quick ratio financial covenant, calculated as the ratio of (i) the sum of all unrestricted cash and cash equivalents, accounts or accounts receivable and inventory (to the extent not in excess of 50% of the foregoing) to (ii) the consolidated liabilities plus outstanding letters of credit minus deferred revenue, which cannot exceed 1.20:1.00 on the last day of any month.
The revolving credit facility also continues to contain other restrictive covenants with which the Guarantor and/or Borrower must comply, including restrictive covenants which limit the ability to pay dividends on common stock and make certain investments. Basket sizes and thresholds applicable to the negative covenants have also been added and/or modified. Certain additional modifications to the revolving credit facility are consistent with the Company becoming a public company in April 2014.

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
We categorize our revenue in the United States amongst revenue generated from the treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving products treating degenerative spinal conditions such as traditional spinal fusions. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of September 30, 2014, our U.S. sales force consisted of 121 direct sales employees and 66 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in physician-owned distributors (PODs).
We also market and sell our products internationally in 29 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three and nine months ended September 30, 2014, international sales accounted for approximately 27.8% and 29.1%, respectively, of our revenue. As of September 30, 2014, our international sales force consisted of 37 direct sales employees, eight independent agencies and 19 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.

Revenue
We market and sell spinal implants, disposables and instruments, primarily to hospitals, for use by surgeons to treat patients with spinal pathologies. In the United States and international markets where we have direct employee sales locations, which include the United Kingdom, Ireland, Germany, Austria and Switzerland, we manage and maintain the sales relationships with our hospital customers. In those international markets where we utilize independent distributorships, we do not manage or maintain the sales relationships with the hospital customers. We do, however, support our distributor partners by providing product training, medical education and engineering expertise to surgeons practicing in these markets.
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
International revenue was 30.9% and 27.8% of total revenue for the three months ended September 30, 2013 and 2014, respectively, and 27.7% and 29.1% during the nine months ended September 30, 2013 and 2014, respectively. We anticipate that sales in international markets will grow faster than sales in the United States in the near term.
In addition, we generated 59.2% and 57.7% of our U.S. revenue for the three months ended September 30, 2013 and 2014, respectively, from the sale of our complex spine and MIS products and 59.0% and 57.0% for the nine months ended September 30, 2013 and 2014, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
Income Tax Provision
We are taxed at the rates applicable within each jurisdiction in which we operate and/or generate revenue. The effective income tax rate, tax provisions, deferred tax assets and deferred tax liabilities will vary according to the jurisdiction in which profits arise. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not that the future realization of all or some of the deferred tax assets will not be achieved.
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols; and

•	the impact of industry consolidation on the overall market.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(In thousands)
Revenue	$39,776	$47,624	$114,975	$137,363
Cost of revenue	11,782	16,135	34,892	46,583
Gross profit	27,994	31,489	80,083	90,780
Operating expenses:
Research, development and engineering	3,048	4,872	9,327	11,854
Sales and marketing	19,566	25,016	58,840	71,185
General and administrative	14,939	14,507	44,170	47,158
Total operating expenses	37,553	44,395	112,337	130,197
Loss from operations	(9,559)	(12,906)	(32,254)	(39,417)
Other income (expense):
Foreign currency transaction (loss) gain	2,134	(3,081)	724	(2,131)
Discount on prepayment of stockholder notes	—	—	—	(4,825)
Interest expense	(721)	(116)	(1,878)	(2,115)
Total other expense, net	1,413	(3,197)	(1,154)	(9,071)
Loss before income tax (benefit) expense	(8,146)	(16,103)	(33,408)	(48,488)
Income tax (benefit) expense	(1,968)	37	(7,467)	82
Net loss	(6,178)	(16,140)	(25,941)	(48,570)
Accretion and adjustment of preferred stock to fair value	(129)	—	(13,814)	6,879
Net loss attributable to common stockholders	$(6,307)	$(16,140)	$(39,755)	$(41,691)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,
	2013	2014	$ Increase	% Change
	(In thousands)
United States	$27,491	$34,385	$6,894	25.1%
International	12,285	13,239	954	7.8%
Total revenue	$39,776	$47,624	$7,848	19.7%

Total revenue increased $7.8 million, or 19.7%, from $39.8 million for the three months ended September 30, 2013 to $47.6 million for the three months ended September 30, 2014. The increase in revenue was primarily driven by $7.0 million in greater sales volume in the United States due to continued expansion of our customer base and $0.6 million in growth in our international distributor markets, primarily Australia and the Netherlands. The increases in the United States were offset in part by a decrease in revenue from our existing customer base and changes in the mix of products sold.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive product category, within the complex spine category.  Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures which were historically reported in the minimally invasive procedure category of $1.4 million for the three months ended September 30, 2013. The financial information for the three months ended September 30, 2014 do not reflect a change to the complex spine category because we now include MIS sales attributable to complex spine procedures within the complex spine category.

	Three Months Ended September 30,
	2013	2014	$ Increase	% Change
	(In thousands)
Complex spine	$11,330	$14,585	$3,255	28.7%
Minimally invasive	4,946	5,258	312	6.3%
Degenerative	11,215	14,542	3,327	29.7%
Total U.S. revenue	$27,491	$34,385	$6,894	25.1%

U.S. revenue increased $6.9 million, or 25.1%, from $27.5 million for the three months ended September 30, 2013 to $34.4 million for the three months ended September 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 41.2%, 18.0% and 40.8% of U.S. revenue, respectively, for the three months ended September 30, 2013, compared to 42.4%, 15.3% and 42.3% of U.S. revenue, respectively, for the three months ended September 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $7.0 million of revenue, offset in part, by unfavorable changes in price, a decrease in existing customer usage and mix of products sold. The complex spine category growth of $3.3 million reflects increased surgeon usage of our MESA and EVEREST systems of $2.3 million, an initial stocking order of implants of $0.5 million, which has been categorized based on experienced surgical implant usage patterns to date of such order, and increased usage of our biomaterials offering of $0.2 million. The MIS category growth of $0.3 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products. The degenerative category growth of $3.3 million primarily reflects increased surgeon usage of our EVEREST(R) product line of $0.9 million and increased usage of our biomaterials offering of $0.7 million.
International Revenue
International revenue increased $0.9 million, or 7.8%, from $12.3 million for the three months ended September 30, 2013 to $13.2 million for the three months ended September 30, 2014. International revenue increased as a result of expanded customer usage of $0.4 million in our Italian, United Kingdom and German markets. The revenue growth from these markets includes a $0.2 million increase in revenue resulting from favorable foreign currency fluctuations, due to a strengthening of the Pound Sterling and the Euro as compared to the U.S. Dollar. International revenue also reflects growth of $0.6 million from our international distributor partners, primarily in Australia and the Netherlands, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $4.3 million, or 36.9%, from $11.8 million for the three months ended September 30, 2013 to $16.1 million for the three months ended September 30, 2014. The increase was primarily due to increased sales volume, increasing utilization of our custom designed instruments, and increased inventory reserve expense. Amortization expense, increased $0.9 million, or 63.7%, from $1.4 million in the three months ended September 30, 2013 to $2.3 million for the three months ended September 30, 2014. The increase in amortization expense is primarily a result of increased investment in surgical instruments and the absence of the one-time benefit realized in 2013 from the change in useful life of our surgical instruments from three years to five years. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $0.5 million for each of the three months ended September 30, 2013 and 2014.
Gross Profit
Gross profit decreased as a percentage of revenue from 70.4% for the three months ended September 30, 2013 to 66.1% for the three months ended September 30, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of products sold in the United States, pricing declines in the United States. and select international markets, higher instrument amortization expense, and increased inventory reserve expense.
Research, Development and Engineering
Research, development and engineering expenses increased $1.9 million, or 59.8%, from $3.0 million for the three months ended September 30, 2013 to $4.9 million for the three months ended September 30, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased development activities of products in our pipeline.
Sales and Marketing

Sales and marketing expenses increased $5.4 million, or 27.9%, from $19.6 million for the three months ended September 30, 2013 to $25.0 million for the three months ended September 30, 2014. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and employee compensation costs including stock based compensation resulting from our continued hiring of direct sales employees since September 30, 2013. The increase was also due in part to increased costs associated with travel, marketing, advertising, and shipping expense.
General and Administrative
General and administrative expenses decreased $0.4 million, or 2.9%, from $14.9 million for the three months ended September 30, 2013 to $14.5 million for the three months ended September 30, 2014. The decrease was primarily due to lower amortization expense on intangible assets, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increased third-party legal and other consulting expenses. General and administrative expenses includes amortization of intangible assets of $7.5 million and $5.0 million for the three months ended September 30, 2013 and September 30, 2014, respectively.
Other Income (Expense)
Other Income (Expense), decreased $4.6 million, from $1.4 million in income for the three months ended September 30, 2013 to $(3.2) million of expense for the three months ended September 30, 2014. The decrease in other income (expense) was primarily attributable to an increase in loss on foreign currency transactions of $5.2 million with our subsidiaries, partially offset by a reduction in interest expense of $0.6 million.
Income Tax (Benefit) Expense
Benefit from income taxes decreased $2.0 million, to an expense of $37,000 for the three months ended September 30, 2014. Our effective tax rate calculated as a percentage of loss before income tax benefit was 24.2% for the three months ended September 30, 2013 and (0.2)% for the three months ended September 30, 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of September 30, 2014.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,
	2013	2014	$ Increase	% Change
	(In thousands)
United States	$83,091	$97,371	$14,280	17.2%
International	31,884	39,992	8,108	25.4%
Total revenue	$114,975	$137,363	$22,388	19.5%

Total revenue increased $22.4 million, or 19.5%, from $115.0 million for the nine months ended September 30, 2013 to $137.4 million for the nine months ended September 30, 2014. The increase in revenue was primarily driven by $21.6 million in greater sales volume in the United States due to continued expansion of our customer base and changes in our mix of products sold, $1.4 million in growth in our direct international markets, primarily Germany and the United Kingdom including $0.8 million of favorable foreign currency exchange and $5.3 million in growth in our international distributor markets, primarily Australia, Spain and Denmark. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive product category, within the complex spine category.  Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures which were historically reported in the minimally invasive procedure category of $4.1 million and $3.9 million for the nine months ended September 30, 2013 and 2014, respectively.

	Nine Months Ended September 30,
	2013	2014	$ Increase	% Change
	(In thousands)
Complex spine	$35,111	$40,375	$5,264	15.0%
Minimally invasive	13,945	15,138	1,193	8.6%
Degenerative	34,035	41,858	7,823	23.0%
Total U.S. revenue	$83,091	$97,371	$14,280	17.2%

U.S. revenue increased $14.3 million, or 17.2%, from $83.1 million for the nine months ended September 30, 2013 to $97.4 million for the nine months ended September 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 42.3%, 16.8% and 40.9% of U.S. revenue, respectively, for the nine months ended September 30, 2013, compared to 41.5%, 15.5% and 43.0% of U.S. revenue, respectively, for the nine months ended September 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $13.0 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. The complex spine category growth of $5.3 million reflects increased surgeon usage of our EVEREST(R) system of $2.3 million, an initial stocking order of implants of $0.5 million, which has been categorized based on experienced surgical implant usage patterns to date of such order, and increased usage of our biomaterials offering of $1.0 million. The MIS category growth of $1.2 million primarily reflects increased surgeon usage of our minimally invasive products in the evaluation phase for adult complex spine patients. The degenerative category growth of $7.8 million primarily reflects increased surgeon usage of our EVEREST(R) product line of $2.2 million, and increased usage of our biomaterials offering of $2.0 million.
International Revenue
International revenue increased $8.1 million, or 25.4%, from $31.9 million for the nine months ended September 30, 2013 to $40.0 million for the nine months ended September 30, 2014. International revenue increased significantly as a result of expanded customer usage of $2.3 million in our Italian, United Kingdom and German markets. The revenue growth from these markets includes a $0.8 million increase in revenue resulting from foreign currency fluctuations, due to a strengthening of the Pound Sterling and the Euro as compared to the U.S. Dollar. International revenue also reflects growth of $5.3 million from our international distributor partners, primarily in Australia, Spain and Denmark, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $11.7 million, or 33.5%, from $34.9 million for the nine months ended September 30, 2013 to $46.6 million for the nine months ended September 30, 2014. The increase was primarily due to increased sales volume, increasing utilization of our custom designed instruments, higher instrument amortization expense, and increased inventory reserve expense. Amortization expense increased $2.5 million, or 69.6%, from $3.5 million in the nine months ended September 30, 2013 to $6.0 million for the nine months ended September 30, 2014. The increase in amortization expense is primarily a result of increased investment in surgical instruments and the absence of the one-time benefit realized in 2013 from the change in useful life of our surgical instruments from three years to five years. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $1.5 million and $1.6 million for the nine months ended September 30, 2013 and 2014, respectively.
Gross Profit
Gross profit decreased as a percentage of revenue from 69.7% for the nine months ended September 30, 2013 to 66.1% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of sales between the United States and international markets, pricing declines in the United States and select international markets, and increased inventory reserve expenses. International revenue reimbursements from insurers vary widely in each international region and are typically lower than revenue reimbursements from insurers in the United States. Additional contributors to the decreased gross profit as a percentage of revenue include a higher instrument amortization expense and the gross profit impact of $3.8 million of increased biomaterials sales which have a lower selling price relative to their cost than our existing implant products.

Research, Development and Engineering
Research, development and engineering expenses increased $2.6 million, or 27.1%, from $9.3 million for the nine months ended September 30, 2013 to $11.9 million for the nine months ended September 30, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased development activities of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $12.4 million, or 21.0%, from $58.8 million for the nine months ended September 30, 2013 to $71.2 million for the nine months ended September 30, 2014. The increase was primarily due to increased sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our continued hiring of direct sales employees since September 30, 2013. The increase is also due in part to increased spending on travel and higher shipping costs.
General and Administrative
General and administrative expenses increased $3.0 million, or 6.8%, from $44.2 million for the nine months ended September 30, 2013 to $47.2 million for the nine months ended September 30, 2014. The increase was primarily due to increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of RSUs issued in 2013 and increased third-party legal and other consulting expenses. General and administrative expenses includes amortization of intangible assets of $22.6 million and $20.1 million in the nine months ended September 30, 2013 and the nine months ended September 30, 2014, respectively.
Other Income (Expense)
Other Income (Expense), increased $7.9 million from $(1.2) million for the nine months ended September 30, 2013 to $(9.1) million for the nine months ended September 30, 2014. The increase in other income (expense) was attributable to the acceleration of discount expense on notes to stockholders of $4.8 million as a result of their prepayment and higher interest expense of $0.2 million attributable to higher average debt balances during the period and a $2.9 million increase in loss from foreign currency transactions.
Income Tax (Benefit) Expense
Benefit from income taxes decreased $7.5 million, to an expense of $82,000 for the nine months ended September 30, 2014. Our effective tax rate calculated as a percentage of loss before income tax benefit was 22.4% for the nine months ended September 30, 2013 and (0.2)% for the nine months ended September 30, 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of September 30, 2014.
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our product portfolio and penetrate further into existing markets and enter new markets. We will need to generate significant revenue to achieve profitability as we grow our business. Prior to our IPO in May 2014, we had funded our operations primarily with proceeds from the sales of preferred and common stock, notes to stockholders, a revolving credit facility and cash flow from operations.
On May 13, 2014, we completed our IPO of 8,825,000 shares of our common stock for $15 per share for gross proceeds of $132.4 million, or approximately $118.8 million of net proceeds after consideration of underwriting commissions and offering expenses.  With the proceeds, we retired all amounts outstanding under our revolving credit facility and notes to stockholders and satisfied our commitment to pay cumulative dividends outstanding on our preferred stock upon its conversion to common stock in connection with the IPO.
As of September 30, 2014, we had cash and cash equivalents of $23.2 million as compared to $7.4 million of cash and cash equivalents as of December 31, 2013. As of September 30, 2014, we had no outstanding indebtedness and we had working capital of $82.0 million, compared to $32.5 million as of December 31, 2013.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and development and commercialization of new products through our research and development efforts. We are currently in negotiations to relocate our corporate headquarters and enter into a new lease to occupy such location when our existing lease expires in 2016. The new lease is expected to result in an increase in annual rent expense of approximately $2.0 million to $2.5 million. We expect to fund our long-term capital needs with the IPO proceeds, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
Although we believe that these sources will provide sufficient liquidity for us to meet our long-term capital needs, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2014:

	Nine Months Ended September 30,
	2013	2014
	(In thousands)
Net cash used in operating activities	$(11,986)	$(28,524)
Net cash used in investing activities	(8,808)	(10,638)
Net cash provided by financing activities	23,700	54,994
Effect of exchange rate on cash	11	(66)
Net change in cash and cash equivalents	$2,917	$15,766
Cash Used in Operating Activities
Net cash used in operating activities increased $16.5 million from $12.0 million for the nine months ended September 30, 2013 to $28.5 million for the nine months ended September 30, 2014. The increase in net cash used in operations was due primarily due to increases in inventory purchases to support future sales activities and a decrease of accounts payable and accrued expenses from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.
    Cash Used in Investing Activities
Net cash used in investing activities increased $1.8 million from $8.8 million for the nine months ended September 30, 2013 to $10.6 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily attributable to increased purchases of surgical instruments for use within our global distribution network and greater software development activities to support our internal systems.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $31.3 million from $23.7 million for the nine months ended September 30, 2013 to $55.0 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014 cash provided by financing activities included approximately $121.9 million received from issuances of common stock, net of expenses, and $14.6 million of proceeds from notes to stockholders. In 2013, we received $13.0 million from issuances of our preferred and common stock in private placements and $9.9 million of proceeds from the issuance of notes to stockholders.  Cash used in financing activities during the nine months ended September 30, 2014, included prepayments of notes to stockholders of $39.2 million, payments on the bank line of credit of $23.5 million and dividends paid on preferred stock of

$18.5 million from use of the proceeds of our IPO.  In 2013, such activities used in financing activities totaled approximately $1.5 million.
Capital Expenditures

Our capital expenditures increased $2.0 million from $8.6 million for the nine months ended September 30, 2013 to $10.6 million for the nine months ended September 30, 2014. Of the increase, $1.2 million was the result of an increase in purchases of instrumentation to support surgical sales and $0.8 million was due to an increase in property and equipment mainly as a result of greater software development activities undertaken to support our internal systems.

For the remainder of 2014, we expect capital expenditures to increase from 2013 levels as we continue to expand our global distribution network and purchase of additional inventory to support that expansion. We intend to use a portion of the IPO proceeds and cash flows from our operations to fund our additional future capital expenditures through the end of 2014.
Indebtedness
Revolving Credit Facility
On October 21, 2014, we amended our senior secured asset-backed revolving credit facility with Silicon Valley Bank and Comerica Bank (the lenders). The amended credit facility consists of a revolving credit facility of $40.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. The amendment removed the sub-facility provided by the Export-Import Bank of the United States, which had been party to prior agreements. The credit facility is secured by a first priority lien on all of our personal property assets, including intellectual property, and matures in October 2015.

ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%. LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 2.50% or (ii) 3.75%. The total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $40 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 35% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the less of 40% of the borrowing base or $10 million. Borrowings under the revolving credit facility remain secured by a first priority lien on all of the Borrower’s personal property assets, including intellectual property.
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, as well as the provision of certain financial reporting and company information as required,
Notes to Stockholders
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
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company’s critical accounting estimates are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical

Accounting Policies and Estimates" in our Prospectus dated May 7, 2014.  An accounting estimate is considered critical if the estimate requires management to make an assumption about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has reviewed these policies and determined that those policies remain the Company’s critical accounting policies as of and for the three and nine months ended September 30, 2014.
Recently Issued Accounting Pronouncements
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
Deformity Business Seasonality and Other Quarterly Fluctuations in Revenue
Although our revenue in the third quarter of 2014 was higher than the revenue in the second quarter of 2014, our revenue is typically higher in the second and fourth quarters of our fiscal year, driven by higher sales of our complex spine products, which is influenced by the higher incidence of adolescent surgeries during these periods to coincide with the beginning of summer vacation and holiday periods. In addition, our international revenue fluctuates quarterly based on the timing of product registrations, expansion to new markets and product orders from our exclusive international distribution partners.
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
Interest Rate Risk
We are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a 10% change in interest rates would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of September 30, 2014, revenue denominated in currencies other than U.S. Dollars represented less than 15% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction gain (loss) of $2.1 million and $(3.1) million in the three months ended September 30, 2013 and 2014, respectively, compared to $0.7 million and $(2.1) million during the nine months ended September 30, 2013 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (losses) of $(0.9) million and $(1.7) million in the three months ended September 30, 2013 and 2014, respectively, compared to $(0.3) million and $(1.4) million during the nine months ended September 30, 2013 and 2014, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting.

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
None

(b) Use of Proceeds

None

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

3.1
Amended and Restated Certificate of Incorporation of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange and Commission on May 13, 2014).

3.2      Amended and Restated Bylaws of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2014).

10.1    Fourth Amendment to Credit Agreement entered into as of October 21, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities Exchange and Commission on October 24, 2014).

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

K2M Group Holdings, Inc. (Registrant)

Date: October 30, 2014	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer