Form 10-Q
period 2015-03-31
K2M GROUP HOLDINGS, INC.
filed 2015-05-06
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on April 20, 2015 was 39,655,132

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2014 accessible on the SEC website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:

•our inability to achieve or sustain profitability in the future;

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,020	$11,411
Accounts receivable, net	35,074	33,937
Inventory, net	53,179	52,617
Deferred income taxes	2,821	3,437
Prepaid expenses and other current assets	4,917	3,911
Total current assets	135,011	105,313
Property and equipment, net	4,397	4,220
Goodwill and intangible assets, net	160,822	163,423
Other assets, net	28,789	29,672
Total assets	$329,019	$302,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,690	$14,018
Accrued expenses	10,052	10,077
Accrued payroll liabilities	7,998	11,488
Total current liabilities	35,740	35,583
Deferred income taxes	7,863	8,479
Other liabilities	870	112
Total liabilities	44,473	44,174
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 39,605,130 and 37,366,098 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	40	37
Additional paid-in capital	424,523	386,795
Accumulated other comprehensive income	4,473	1,827
Accumulated deficit	(144,490)	(130,205)
Total stockholders’ equity	284,546	258,454
Total liabilities and stockholders’ equity	$329,019	$302,628

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2015	2014
Revenue	$50,424	$42,251
Cost of revenue	17,497	14,414
Gross profit	32,927	27,837
Operating expenses:
Research, development and engineering	4,633	3,197
Sales and marketing	25,010	22,448
General and administrative	13,329	15,890
Total operating expenses	42,972	41,535
Loss from operations	(10,045)	(13,698)
Other income (expense):
Foreign currency transaction (loss) gain	(4,137)	222
Interest expense	(80)	(1,247)
Total other expense, net	(4,217)	(1,025)
Loss before income tax expense	(14,262)	(14,723)
Income tax expense	23	24
Net loss	(14,285)	(14,747)
Accretion and adjustment of preferred stock to fair value	—	(1,180)
Net loss attributable to stockholders	$(14,285)	$(15,927)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.37)	$(0.71)
Weighted average shares outstanding:
Basic and diluted	38,739,798	22,523,358
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(14,285)	$(14,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,646	(86)
Other comprehensive income (loss)	2,646	(86)
Comprehensive loss	$(11,639)	$(14,833)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,366,098	$37	$386,795	$1,827	$(130,205)	$258,454
Net loss	—	—	—	—	(14,285)	(14,285)
Other comprehensive income	—	—	—	2,646	—	2,646
Stock-based compensation	—	—	1,901	—	—	1,901
Issuance of common stock, net of issuance costs	2,044,990	2	35,446	—	—	35,448
Exercise of options	194,042	1	381	—	—	382
Balance at March 31, 2015	39,605,130	$40	$424,523	$4,473	$(144,490)	$284,546

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(14,285)	$(14,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,036	9,705
Provision for allowance for doubtful accounts	41	137
Provision for inventory reserve	1,239	721
Stock-based compensation	1,901	375
Amortization of issuance and discount costs included in interest expense	—	67
Deferred income taxes	21	—
Changes in operating assets and liabilities:
Accounts receivable	(1,345)	(508)
Inventory	(1,536)	(6,075)
Prepaid expenses and other assets	(2,745)	(4,305)
Accounts payable, accrued expenses, and accrued payroll liabilities	3,655	5,447
Net cash used in operating activities	(7,018)	(9,183)
Investing activities
Purchase of surgical instruments	(1,430)	(2,058)
Purchase of property and equipment	(649)	(658)
Purchase of intangible assets	(17)	(18)
Net cash used in investing activities	(2,096)	(2,734)
Financing activities
Proceeds from issuance of notes to stockholders	—	14,634
Proceeds from issuances of common stock, net of issuance costs	36,455	1,939
Issuances and exercise of stock-based compensation benefit plans, net of income tax	382	(942)
Net cash provided by financing activities	36,837	15,631
Effect of exchange rate changes on cash and cash equivalents	(114)	13
Net increase in cash and cash equivalents	27,609	3,727
Cash and cash equivalents at beginning of period	11,411	7,419
Cash and cash equivalents at end of period	$39,020	$11,146
Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$—	$1,195
Accretion of Series B redeemable convertible preferred stock	$—	$(15)
Deferred offering costs	$1,007	$2,291
Cash paid for:
Income taxes	$52	$—
Interest	$24	$255
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
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
Issuance of Common Stock
On February 2, 2015, the Company completed a second public offering of 6,044,990 shares of its common stock at a price of $18.75 per share.  The Company sold 2,044,990 shares of common stock in the offering and selling stockholders sold 4,000,000 shares of common stock in the offering. The Company received net proceeds from the offering of approximately $35,400 after deducting the underwriting discount and offering expenses.
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of changes in stockholders’ equity as of March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of future results. All information as of March 31, 2015 and for the three month periods ending March 31, 2015 and 2014 within these notes to the consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and the if-converted method is used to determine the dilutive effect of the Company’s Series A redeemable convertible preferred stock or Series A Preferred and Series B redeemable convertible preferred stock or Series B Preferred, until their conversion into common stock in May 2014. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive.
Foreign Currency Translation and Other Comprehensive Loss
The account balances of foreign subsidiaries are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss), which is the Company’s only component of accumulated other comprehensive loss.
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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, other than EGCs that have elected the EGC extension, the guidance will be effective for annual reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. In April 2015, the FASB proposed a one-year deferral of the effective date for its revenue recognition standard which would defer the aforementioned implementation dates by one year. The Company is evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by requiring them to be presented as a deduction from the corresponding debt liability, rather than reported as an asset. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts and premiums. This new guidance affects only the presentation of debt issuance costs, not recognition and measurement. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, EGCs that have elected the EGC extension, including the Company, and non-public entities will be required to comply with the guidance on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15,

2016. Although adoption of this new guidance may impact how such items are classified on the Company’s balance sheet, the Company does not anticipate that its adoption of this guidance will have a material impact on its financial position, results of operations or cash flows. There will be no changes in the presentations of the Company’s other consolidated financial statements.

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public entities, other than EGC’s that have elected the EGC extension, the guidance is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2015. For all other entities, including the Company, it is effective for annual reporting periods beginning after December 15, 2015 and interim periods in annual reporting periods beginning after December 15, 2016. Early adoption is permitted for all entities. The Company is evaluating the impact of this guidance on its consolidated financial statements.

2.    ACCOUNTS RECEIVABLE
The following table summarizes the Company's accounts receivables, net of allowances:

	March 31, 2015	December 31, 2014
Accounts receivable	$37,573	$36,431
Allowances	(2,499)	(2,494)
Accounts receivable, net	$35,074	$33,937

3.    INVENTORY
The following table summarizes the Company's inventory, net of allowance:

	March 31, 2015	December 31, 2014
Finished goods	$80,500	$78,331
Inventory allowances	(27,321)	(25,714)
Inventory, net	$53,179	$52,617

Inventory includes surgical instruments available for sale with a carrying value of $8,545 and $8,491 at March 31, 2015 and
December 31, 2014, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets comprise the following:

	As of March 31, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	900	—	900
Other	—	278	—	278
Subtotal		14,078	—	14,078
Subject to amortization
Developed technology	4 - 6 years	62,000	(47,906)	14,094
Licensed technology	4 - 6 years	52,600	(52,213)	387
Customer relationships	4 - 7 years	29,700	(19,623)	10,077
Patents and other	2 - 17 years	1,432	(1,060)	372
Subtotal		145,732	(120,802)	24,930
Total		$281,624	$(120,802)	$160,822

	As of December 31, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	900	—	900
Other	—	278	—	278
Subtotal		14,078	—	14,078
Subject to amortization
Developed technology	4 - 6 years	62,000	(46,460)	15,540
Licensed technology	4 - 6 years	52,600	(52,175)	425
Customer relationships	4 - 7 years	29,700	(18,563)	11,137
Patents and other	2 - 17 years	1,414	(985)	429
Subtotal		145,714	(118,183)	27,531
Total		$281,606	$(118,183)	$163,423

Amortization expense was $2,622 and $7,551 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the expected amortization expense for the remainder of 2015 and the following four years and thereafter is as follows:

March 31, 2015
2015	$7,657
2016	10,209
2017	6,595
2018	100
2019 and thereafter	369
Total	$24,930

5.    OTHER ASSETS
Other assets comprises the following:

	March 31, 2015	December 31, 2014
Surgical instruments, net	$20,684	$21,392
Restricted cash	7,959	8,114
Other	146	166
Total	$28,789	$29,672

Surgical instruments are stated net of accumulated amortization of $20,374 and $18,610 at March 31, 2015 and December 31, 2014, respectively. Amortization expense was $2,155 and $1,308 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, restricted cash includes amounts placed in escrow for tenant improvement costs of approximately $6,700 for the Company's new corporate headquarters. Restricted cash also includes deposits made on pending bids or contracts with customers of $1,290 and $1,447 as of March 31, 2015 and December 31, 2014, respectively.

6.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued commissions	$4,315	$4,942
Accrued royalties	2,123	2,464
Other	3,614	2,671
Total	$10,052	$10,077

7.    STOCK-BASED COMPENSATION

As of March 31, 2015, the Company has four stock-based compensation plans: The 2014 Employee Omnibus Incentive Plan (Omnibus Incentive Plan), the 2014 Employee Stock Purchase Plan (ESPP), the 2010 Equity Award Plan and the 2010 Independent Agent Plan, collectively, “the Plans”. The purpose of the Plans are to provide incentives to employees, directors, agents and advisors of the Company. The Plans are administered by the Company’s board of directors or its delegates. The number, type of equity incentive, exercise or share purchase price, and vesting terms are determined in accordance with the Plans, as applicable.

As of March 31, 2015, there were a total of 1,264,523 shares of common stock available for future grants under the plans.

The Company recognized the following stock-based compensation expense related to employees and non-employees:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$181	$7
Research, development, and engineering	149	21
Sales and marketing	756	197
General and administrative	815	150
	$1,901	$375

Employees	$1,827	$269
Non-employees	74	106
Total	$1,901	$375

A summary of stock option plans activity during the three months ended March 31, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,277,229	$9.55	5.83	$48,418
Granted	32,921	18.89
Exercised	(278,704)	7.11
Expired	—	—
Forfeited	(8,240)	11.54
Outstanding at March 31, 2015(2)	4,023,206	$9.79	5.81	$49,243
Vested or expected to vest:
At March 31, 2015(3)	3,806,103	$9.71	5.72	$46,985
Vested:
At March 31, 2015	2,046,172	$8.09	4.25	$28,582

(1)	Calculated using the estimated per-share fair market value of the Company's common stock on March 31, 2015 and December 31, 2014, which was $22.05, and $20.87, respectively.

(2)	The total includes 993,472 performance-based options at March 31, 2015.

(3)	Outstanding options, net of forfeiture rate.

The Company recognized stock-based compensation expense of $537 and $375 for the three months ended March 31, 2015 and 2014, respectively related to the stock options.

As of December 31, 2014 and March 31, 2015 there were 765,023 unvested restricted stock units (RSUs) outstanding. No RSUs were granted or vested during the three months ended March 31, 2015. The Company recognized stock-based compensation expense of $1,297 and $0 for the three months ended March 31, 2015 and 2014, respectively. The unrecognized compensation expense related to the unvested RSUs was $6,910 at March 31, 2015 and is expected to be recognized over a period of 1.4 years.

8.    COMMITMENTS AND CONTINGENCIES

On December 11, 2014, the Company entered into a Deed of Lease (the “Lease Agreement”) with TC Oaklawn Owner, LLC (the “Landlord”) with respect to the Company’s new corporate headquarters to be located in two adjacent buildings in Leesburg, Virginia (the “Buildings”). On March 13, 2015 the Company received $790 of cash grant incentives from several government originators, which were included in cash and cash equivalents at March 31, 2015. There are no restrictions on the use of the cash proceeds. Pursuant to the grant agreements, the Company or the Landlord are required to make certain investments in the Buildings and the Company is required to increase its workforce in Leesburg by 96 by December 31, 2017. As a result of these commitments, the Company has recorded a long-term liability on its balance sheet of $790 until such conditions are met.
Intellectual Property

In the normal course of business, the Company enters into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, the Company has certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of March 31, 2015, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,613 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, the Company entered into an agreement to purchase certain proprietary technology which could require it to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $100 through March 31, 2015. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized.

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights, as well as, improper hiring practices. The Company is not aware of any pending or threatened legal proceeding against it that the Company expects would have a material adverse effect on its business, operating results or financial condition. However, the Company is a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within the Company's control.

9.    RELATED PARTIES
In connection with the Merger, the Company and K2M entered into a management agreement with the major stockholder of the Company. Fees paid for such agreement totaled $0 and $263 for the three months ended March 31, 2015 and 2014, respectively. The Company records such costs in general and administrative expense in its condensed consolidated statements of operations. The management agreement was terminated in May 2014 following the Company's IPO.
In connection with the second public offering completed on February 2, 2015, certain stockholders of the Company granted the underwriters an option to purchase from such selling shareholders additional shares of common stock at the public offering price, less underwriting discounts. On February 12, 2015, the underwriters exercised this option and purchased 906,748 shares of common stock from selling shareholders at a price of $18.75 per share before underwriting discounts. The Company received no proceeds from the sale of these shares.

10.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended March 31, 2015 and 2014, the income tax expense was $23 and $24, resulting in an effective tax rate of (0.2)% in each period. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

11.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to the Company’s common stockholders:

	Three Months Ended March 31,
	2015	2014
Net loss per common share:
Net loss	$(14,285)	$(14,747)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	—	(1,180)
Net loss attributable to common stockholders	$(14,285)	$(15,927)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	38,739,798	22,523,358
Basic and diluted loss per common share	$(0.37)	$(0.71)
Diluted loss per share for the three months ended March 31, 2015 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended March 31,
	2015	2014
Series A Preferred and Series B Preferred	—	5,577,016
Stock options	4,023,206	3,919,000
Restricted stock units	765,023	576,132

12.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 30.3%
of total revenue for the three months ended March 31, 2015; however, revenue earned in any individual foreign country is below 10% of the Company’s consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2015	2014
United States	$35,162	$29,765
International	15,262	12,486
Total	$50,424	$42,251
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
To further align its procedure categorizations, beginning in the second quarter of 2014, the Company began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive category, within the complex spine category. Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures of $1,746 for the three months ended March 31, 2014 which was historically reported in the minimally invasive category.
The following table represents domestic revenue by procedure category:

	Three Months Ended March 31,
	2015	2014
Complex spine	$14,221	$11,930
Minimally invasive	5,809	4,739
Degenerative	15,132	13,096
	35,162	29,765
International	15,262	12,486
Total	$50,424	$42,251

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
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of March 31, 2015, our U.S. sales force consisted of 128 direct sales employees and 64 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in physician-owned distributors (PODs).
We also market and sell our products internationally in 30 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three months ended March 31, 2015, international sales accounted for approximately 30.3% of our revenue. As of March 31, 2015, our international sales force consisted of 40 direct sales employees, 10 independent agencies and 23 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
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
International revenue was 30.3% and 29.6% of total revenue for the three months ended March 31, 2015 and 2014, respectively. We anticipate that sales in international markets will grow faster than sales in the United States in the near term.
In addition, we generated 57.0% and 56.0% of our U.S. revenue for the three months ended March 31, 2015 and 2014, respectively, from the sale of our complex spine and MIS products. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet FDA, International Organization for Standardization (ISO) and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, inbound shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants' compensation and stock-based compensation expense. Our cost of revenue also includes the effect of a 2.3% excise tax on the sale of medical devices sold in the United States. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market; and

•	the unpredictability of foreign currency exchange rates.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue	$50,424	$42,251
Cost of revenue	17,497	14,414
Gross profit	32,927	27,837
Operating expenses:
Research, development and engineering	4,633	3,197
Sales and marketing	25,010	22,448
General and administrative	13,329	15,890
Total operating expenses	42,972	41,535
Loss from operations	(10,045)	(13,698)
Other income (expense):
Foreign currency transaction (loss) gain	(4,137)	222
Interest expense	(80)	(1,247)
Total other expense, net	(4,217)	(1,025)
Loss before income tax expense	(14,262)	(14,723)
Income tax expense	23	24
Net loss	(14,285)	(14,747)
Accretion and adjustment of preferred stock to fair value	—	(1,180)
Net loss attributable to common stockholders	$(14,285)	$(15,927)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,
	2015	2014	$ Increase	% Change
	(In thousands)
United States	$35,162	$29,765	$5,397	18.1%
International	15,262	12,486	2,776	22.2%
Total revenue	$50,424	$42,251	$8,173	19.3%

Total revenue increased $8.1 million, or 19.3%, to $50.4 million for the three months ended March 31, 2015 from $42.3 million for the three months ended March 31, 2014. The increase in revenue was primarily driven by $6.6 million in greater sales volume from new surgeon users in the United States, a $1.0 million increase in the United States resulting from surgeons upgrading to our newer product offerings, and $2.7 million in growth in our international distributor markets, primarily Australia, Spain, Saudi Arabia, and Colombia. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. To further align our procedure categorizations, beginning in the second quarter of 2014, we began to report MIS sales attributable to complex spine procedures, which were historically reported in the minimally invasive category, within the complex spine category. Accordingly, the complex spine category presented below includes MIS sales attributable to complex spine procedures of $1,746 for the three months ended March 31, 2014 which was historically reported in the minimally invasive category.

	Three Months Ended March 31,
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$14,221	$11,930	$2,291	19.2%
Minimally invasive	5,809	4,739	1,070	22.6%
Degenerative	15,132	13,096	2,036	15.5%
Total U.S. revenue	$35,162	$29,765	$5,397	18.1%

U.S. revenue increased $5.4 million, or 18.1%, to $35.2 million for the three months ended March 31, 2015 from $29.8 million for the three months ended March 31, 2014. Sales in our complex spine, MIS and degenerative categories represented 40.5%, 16.5% and 43.0% of U.S. revenue, respectively, for the three months ended March 31, 2015, compared to 40.1%, 15.9% and 44.0% of U.S. revenue, respectively, for the three months ended March 31, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $6.6 million of revenue, offset in part, by unfavorable changes in price and a decrease in existing customer usage. The complex spine category growth of $2.3 million primarily reflects increased surgeon usage of our MESA(R) and EVEREST(R) systems of $1.5 million and increased usage of our occipital fixation system of $0.3 million. The MIS category growth of $1.1 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products. The degenerative category growth of $2.0 million primarily reflects increased surgeon usage of our biomaterials offering of $0.7 million, increased usage of our stand-alone CHESAPEAKE(R) interbody device of $0.4 million, and increased usage of our EVEREST(R) product line of $0.3 million.
International Revenue
International revenue increased $2.8 million, or 22.2%, to $15.3 million for the three months ended March 31, 2015 from $12.5 million for the three months ended March 31, 2014. International revenue increased as a result of our distributor partners, primarily in Australia, Spain, Saudi Arabia, and Colombia, as our partners continue to invest in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $3.1 million, or 21.4%, to $17.5 million for the three months ended March 31, 2015 from $14.4 million for the three months ended March 31, 2014. The increase was primarily due to increased sales volume, higher instrument amortization expense associated with our continued investment in inventory, and increased inventory reserve expense. Instrument amortization expense, increased $1.2 million, or 70.6%, to $2.9 million for the three months ended March 31, 2015 from $1.7 million in the three months ended March 31, 2014. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $0.6 million for the three months ended March 31, 2015 compared to $0.5 million in the three months ended March 31, 2014.
Gross Profit
Gross profit decreased as a percentage of revenue to 65.3% for the three months ended March 31, 2015 from 65.9% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of revenue is primarily due to changes in the mix of products sold in the United States, pricing declines in the United States and select international markets, higher instrument amortization expense, and increased inventory reserve expense.
Research, Development and Engineering
Research, development and engineering expenses increased $1.4 million, or 44.9%, to $4.6 million for the three months ended March 31, 2015 from $3.2 million for the three months ended March 31, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased development activities of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $2.6 million, or 11.4%, to $25.0 million for the three months ended March 31, 2015 from $22.4 million for the three months ended March 31, 2014. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and employee compensation costs including stock based compensation resulting from our continued hiring of direct sales employees since March 31, 2014. The increase was also due in part to increased costs associated with travel, marketing, advertising, and shipping expense.
General and Administrative

General and administrative expenses decreased $2.6 million, or 16.1%, to $13.3 million for the three months ended March 31, 2015 from $15.9 million for the three months ended March 31, 2014. The decrease was primarily due to lower amortization expense on intangible assets, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increased third-party legal and other consulting expenses. General and administrative expenses includes amortization of intangible assets of $2.6 million and $7.6 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
Other Income (Expense)
Other expense, net increased $3.2 million, to $4.2 million for the three months ended March 31, 2015 from $1.0 million for the three months ended March 31, 2014. The increase in other expense was primarily attributable to an increase in loss on foreign currency transactions of $4.4 million with our subsidiaries, partially offset by a reduction in interest expense of $1.2 million. The interest expense reduction was due to a payoff of our notes to stockholders with the proceeds resulting from issuance of common stock in May, 2014.
Income Tax Expense
Income tax expense decreased $1,000 to $23,000 for the three months ended March 31, 2015. Our effective tax rate calculated as a percentage of loss before income tax benefit was (0.2)% for both the three months ended March 31, 2015 and March 31, 2014.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction loss (gain).

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net loss	$(14,285)	$(14,747)
Interest expense	80	1,247
Income tax expense	23	24
Depreciation and amortization	6,036	9,705
Stock-based compensation expense	1,901	375
Foreign currency transaction loss (gain)	4,137	(222)
Adjusted EBITDA	$(2,108)	$(3,618)
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our product portfolio, penetrate further into existing markets and enter new markets. We will need to generate significant revenue to achieve profitability as we grow our business. Prior to our IPO in May 2014, we had funded our operations primarily with proceeds from the sales of preferred and common stock, notes to stockholders, a revolving credit facility and cash flow from operations.
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
On February 6, 2015, we completed a second public offering of 6,044,990 shares of our common stock at a price of $18.75 per share.  We sold 2,044,990 shares in the offering and selling stockholders sold 4,000,000 shares. We received net proceeds from the offering of approximately $35.4 million after deducting the underwriting discount and offering expenses.
The proceeds of the primary portion of our second public offering will be used for working capital and general corporate purposes to include the expansion of our global distribution network and the purchase of inventory to support sales efforts. Use of proceeds may include the acquisition of or investment in complementary products, technologies or businesses. The principal purposes of the secondary offering were to facilitate an orderly distribution of shares by the selling stockholders and to increase the public float of the Company's shares. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
As of March 31, 2015, we had cash and cash equivalents of $39.0 million as compared to $11.4 million as of December 31, 2014. As of March 31, 2015, we had no outstanding indebtedness and we had working capital of $99.3 million as compared to $69.7 million as of December 31, 2014.
We are actively exploring acquisition, investment or strategic partnership opportunities to further enhance the Company’s product portfolio or development pipeline for future products.  We expect these opportunities may result in additional expense or an increase in intellectual property assets when the agreements are completed or over the period of development of such technologies.  In some cases the development period of the technologies and related expense may extend multiple years in advance of revenue generation.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with the proceeds from our stock offerings, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(7,018)	$(9,183)
Net cash used in investing activities	(2,096)	(2,734)
Net cash provided by financing activities	36,837	15,631
Effect of exchange rate on cash	(114)	13
Net change in cash and cash equivalents	$27,609	$3,727
Cash Used in Operating Activities
Net cash used in operating activities decreased $2.2 million to $7.0 million for the three months ended March 31, 2015 from $9.2 million for the three months ended March 31, 2014. The decrease in net cash used in operations was primarily due to decreases in inventory purchases and a decrease of prepaid expenses and other assets.
    Cash Used in Investing Activities
Net cash used in investing activities decreased $0.6 million to $2.1 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The decrease in net cash used in investing activities was primarily attributable to decreased purchases of surgical instruments for use within our global distribution network.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $21.2 million to $36.8 million for the three months ended March 31, 2015 from $15.6 million for the three months ended March 31, 2014. The increase in cash provided by financing activities is attributable to cash proceeds from issuance of common stock, net of issuance costs of $35.4 million. During the three months ended March 31, 2014 net cash provided by financing activities was primarily attributable to proceeds from the issuance of shareholder notes and proceeds from the issuance of common stock, net of issuance costs.
Capital Expenditures

Our capital expenditures decreased $0.6 million to $2.1 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The decrease in capital expenditures was driven by lower purchases of surgical instruments during the three months ended March 31, 2015.

For the remainder of 2015, we expect capital expenditures to increase from 2014 levels as we continue to expand our global distribution network and purchase of surgical instruments to support that expansion. We intend to use a portion of the proceeds from the second public offering and cash flows from our operations to fund future capital expenditures.
Indebtedness
Revolving Credit Facility

Our existing revolving credit facility with Silicon Valley Bank and Comercia Bank consists of a revolving credit facility of $40.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swing-line sub-facility in the aggregate availability amount of $5.0 million. The credit facility is secured by a first priority lien on all our personal property assets, including intellectual property, and matures in October 2015.

On January 9, 2015, we entered into an amendment to the revolving credit facility. The amendment, among other things, amended and restated the definition of “Available Revolving Commitment” under the credit agreement in order to exclude the Company's issued and outstanding letters of credit under the credit agreement’s $10.0 million letter of credit sub-facility from the calculation of the Company’s borrowing capacity. The letters of credit will continue to be considered when determining the Total Revolving Commitments, as defined under the credit agreement, which remain unchanged at $40.0 million.
ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%.  LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 2.50% or (ii) 3.75%. The total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $40.0 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 35% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or (z) $10.0 million.
The revolving credit facility, as amended contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries of not less than 1.20:1.00 as of the last day of any month, as well as the provision of certain financial reporting and company information as required. In addition, there are restrictive covenants, that limit our ability to pay dividends on common stock and make certain investments.
As of March 31, 2015, we had no outstanding borrowings from the revolving credit facility and approximately $34.3 million of unused borrowing availability.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had $6.1 million related to two issued but undrawn letters of credit, with one letter of credit representing a $6.0 million security deposit on the new corporate headquarters lease.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our condensed consolidated financial statements as they occur.
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Company has reviewed these policies and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2015.
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
Deformity Business Seasonality and Other Quarterly Fluctuations in Revenue

Our revenue is typically higher in the late Spring and Summer and in the fourth quarter of our fiscal year, driven by higher sales of our complex spine products, which is influenced by the higher incidence of adolescent surgeries during these periods to coincide with the beginning of summer vacation and holiday periods. In addition, our international revenue fluctuates quarterly based on the timing of product registration, expansion to new markets and product orders from our exclusive international distribution partners.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of March 31, 2015, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction (loss) gain of $(4.1) million and $0.2 million in the three months ended March 31, 2015 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment income (losses) of $2.6 million and $(0.1) million in the three months ended March 31, 2015 and 2014, respectively.
During the second or third quarter of 2015, our subsidiaries outside the United States may repay a portion of the intercompany balances owed by them to K2M, Inc., our U.S. operating subsidiary, which is expected to reduce the amount of foreign exchange risk that the Company may be subject to.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 which is accessible on the SEC's website at www.SEC.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Sales of Unregistered Securities
During the period January 1, 2015 to March 31, 2015, we issued an aggregate of 2,885 shares of our common stock to agents or other non-employees upon exercise of stock options for aggregate consideration of $14,800.

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

(b) Use of Proceeds

On February 2, 2015, our registration statement on Form S-1 No. 333-201597 was declared effective for our public offering of 6,044,990 shares of our common stock at an offering price of $18.75, and on February 6, 2015 we consummated the offering. We sold 2,044,990 shares in the offering and selling stockholders sold 4,000,000 shares. We did not receive any proceeds from the sale of stock by our selling stockholders. The selling stockholders included affiliates of Welsh, Carson, Andrews & Stowe XI, L.P. and certain members of our management and Board of Directors. The underwriters of the offering were Piper Jaffray & Co.; Barclays Capital Inc.; Wells Fargo Securities, LLC; William Blair & Company, L.L.C.; and Cowen & Company, LLC.

As a result of the offering we received total net proceeds of approximately $35.4 million, after deducting total expenses of $2.9 million, consisting of underwriting discounts and commissions of $1.8 million and offering-related expenses of approximately $1.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

The Company will use the proceeds of the primary portion of the offering for working capital and general corporate purposes which is expected to include the expansion of our global distribution network and the purchase of inventory to support sales efforts. Our use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses. The principal purposes of the follow-on offering were to facilitate an orderly distribution of shares by the selling stockholders and to increase the public float of our shares. We did not receive any proceeds from shares of common stock sold by the selling stockholders.

On February 12, 2015, the underwriters exercised their option and purchased 906,748 shares of common stock from selling shareholders at a price of $18.75 per share before underwriting discounts. The Company received no proceeds from the sale of these shares. Following these sales, Welsh, Carson, Andrews & Stowe XI, L.P. held approximately 44% of our outstanding shares of common stock.

There have been no material changes in the planned use of proceeds from our offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on February 4, 2015.

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

K2M Group Holdings, Inc. (Registrant)

Date: May 6, 2015	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

EXHIBIT INDEX

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