Form 10-Q
period 2015-06-30
K2M GROUP HOLDINGS, INC.
filed 2015-08-04
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on July 22, 2015 was 41,337,632.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2014 accessible on the SEC website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:
•our inability to achieve or sustain profitability in the future;
• our inability to demonstrate to spine surgeons the merits of our products;

•	our inability to compete effectively;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•	our inability to maintain and expand our sales network;

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our inability to enhance new product offerings through research and development;

•	our inability to manage expected growth;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	inability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our inability to prepare and occupy our new corporate headquarters facilities;

•	our inability to comply with extensive governmental regulation;

•	our inability to maintain or obtain regulatory approvals and clearances;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or U.S. Food and Drug Administration regulatory reforms;

•	adverse effects of medical device tax provisions;

•	our inability to generate significant sales;

•	uncertainty in future capital needs;

•	availability of borrowings under our credit facility;

•	inability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	inability to operate internationally; and

•	inability to comply with the Foreign Corrupt Practices Act of 1977 and similar laws.
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
Website and Social Media Disclosure
We use our website (www.k2m.com), our corporate Facebook page (www.facebook.com/K2MInc) and our corporate Twitter account (@K2MInc) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about us when you enroll your e-mail address by visiting the “Email Alerts” section of our website http://investors.k2m.com/alerts.cfm. The contents of our website and social media channels are not, however, a part of this report.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$28,787	$11,411
Accounts receivable, net	41,327	33,937
Inventory, net	55,686	52,617
Deferred income taxes	2,313	3,437
Prepaid expenses and other current assets	11,489	3,911
Total current assets	139,602	105,313
Property and equipment, net	4,822	4,220
Goodwill and intangible assets, net	158,637	163,423
Other assets, net	22,975	29,672
Total assets	$326,036	$302,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,456	$14,018
Accrued expenses	11,056	10,077
Accrued payroll liabilities	9,939	11,488
Total current liabilities	38,451	35,583
Deferred income taxes	7,356	8,479
Other liabilities	858	112
Total liabilities	46,665	44,174
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 40,290,124 and 37,366,098 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	40	37
Additional paid-in capital	426,546	386,795
Accumulated other comprehensive income	3,497	1,827
Accumulated deficit	(150,712)	(130,205)
Total stockholders’ equity	279,371	258,454
Total liabilities and stockholders’ equity	$326,036	$302,628

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$56,354	$47,488	$106,778	$89,739
Cost of revenue	18,620	16,034	36,117	30,448
Gross profit	37,734	31,454	70,661	59,291
Operating expenses:
Research, development and engineering	5,021	3,785	9,654	6,982
Sales and marketing	27,770	23,721	52,780	46,169
General and administrative	13,579	16,761	26,908	32,651
Total operating expenses	46,370	44,267	89,342	85,802
Loss from operations	(8,636)	(12,813)	(18,681)	(26,511)
Other income (expense):
Foreign currency transaction gain (loss)	2,597	728	(1,540)	950
Discount on prepayment of notes to stockholders	—	(4,825)	—	(4,825)
Interest expense	(164)	(752)	(244)	(1,999)
Total other income (expense), net	2,433	(4,849)	(1,784)	(5,874)
Loss before income tax expense	(6,203)	(17,662)	(20,465)	(32,385)
Income tax expense	19	21	42	45
Net loss	(6,222)	(17,683)	(20,507)	(32,430)
Accretion and adjustment of preferred stock to fair value	—	8,059	—	6,879
Net loss attributable to stockholders	$(6,222)	$(9,624)	$(20,507)	$(25,551)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.32)	$(0.52)	$(0.96)
Weighted average shares outstanding:
Basic and diluted	39,836,509	30,441,034	39,291,183	26,504,068
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(6,222)	$(17,683)	$(20,507)	$(32,430)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(976)	(184)	1,670	(270)
Other comprehensive (loss) income	(976)	(184)	1,670	(270)
Comprehensive loss	$(7,198)	$(17,867)	$(18,837)	$(32,700)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,366,098	$37	$386,795	$1,827	$(130,205)	$258,454
Net loss	—	—	—	—	(20,507)	(20,507)
Other comprehensive income	—	—	—	1,670	—	1,670
Stock-based compensation	—	—	3,909	—	—	3,909
Issuance of common stock, net of issuance costs	2,044,990	2	35,432	—	—	35,434
Issuances and exercise of stock-based compensation benefit plans, net of income tax	879,036	1	410	—	—	411
Balance at June 30, 2015	40,290,124	$40	$426,546	$3,497	$(150,712)	$279,371

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(20,507)	$(32,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,270	19,604
Provision for allowance for doubtful accounts	258	299
Provision for inventory allowances	875	1,048
Stock-based compensation	3,909	1,758
Amortization of issuance and discount costs included in interest expense	—	4,928
Changes in operating assets and liabilities:
Accounts receivable	(7,207)	(1,908)
Inventory	(933)	(13,843)
Prepaid expenses and other assets	(4,089)	(2,582)
Accounts payable, accrued expenses, and accrued payroll liabilities	3,089	3,970
Net cash used in operating activities	(12,335)	(19,156)
Investing activities
Purchase of surgical instruments	(4,375)	(7,338)
Purchase of property and equipment	(1,691)	(1,087)
Purchase of intangible assets	(388)	(19)
Net cash used in investing activities	(6,454)	(8,444)
Financing activities
Borrowings on bank line of credit	25,000	—
Repayments on bank line of credit	(25,000)	(23,500)
Proceeds from issuances of notes to stockholders	—	14,634
Prepayment of notes to stockholders	—	(39,212)
Payment of dividends on Series A and Series B redeemable convertible preferred stock	—	(18,547)
Proceeds from issuances of common stock, net of issuance costs	35,927	123,456
Issuances and exercise of stock-based compensation benefit plans, net of income tax	411	(475)
Net cash provided by financing activities	36,338	56,356
Effect of exchange rate changes on cash and cash equivalents	(173)	50
Net increase in cash and cash equivalents	17,376	28,806
Cash and cash equivalents at beginning of period	11,411	7,419
Cash and cash equivalents at end of period	$28,787	$36,225

Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$—	$1,195
Accretion of Series B redeemable convertible preferred stock	$—	$(15)
Adjustment of preferred stock to fair value	$—	$(8,059)
Deferred offering costs	$493	$2,298
Cash paid for:
Income taxes	$33	$34
Interest	$68	$1,716
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to "K2M," "the Company,” "we," “us” and "our," refer to K2M Group Holdings, Inc. together with its consolidated subsidiaries.
K2M Group Holdings, Inc. was formed as a Delaware corporation on June 29, 2010. On July 2, 2010, K2M, Inc., a company initially incorporated in 2004, entered into an Agreement and Plan of Merger (the Merger Agreement) with Altitude Group Holdings, Inc. (Altitude) and Altitude Merger Sub, Inc. (Merger Sub). Altitude was a newly formed corporation and an indirect wholly-owned subsidiary of Welsh, Carson, Anderson & Stowe XI, L.P. On August 12, 2010 (the Merger Date), upon the closing of the transactions under the Merger Agreement, Merger Sub merged with and into K2M with K2M being the surviving corporation of such merger (the Merger) and Altitude was renamed K2M Group Holdings, Inc.
We are a global medical device company focused on designing, developing and commercializing innovative and proprietary complex spine technologies and techniques. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma, and tumor. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development, and commercialization of an expanding number of proprietary Minimally Invasive surgery, or MIS products. Our MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches for both complex spine and degenerative spine pathologies. We have leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of changes in stockholders’ equity as of June 30, 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of future results. All information as of June 30, 2015 and for the three and six month periods ending June 30, 2015 and 2014 within these notes to the condensed consolidated financial statements is unaudited.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States or US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants and the if-converted method is used to determine the dilutive effect of our Series A redeemable convertible preferred stock or Series A Preferred and Series B redeemable convertible preferred stock or Series B Preferred, until their conversion into common stock in May 2014. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive.
Foreign Currency Translation and Other Comprehensive Loss
The account balances of foreign subsidiaries are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss), which is our only component of accumulated other comprehensive loss.
Remeasurement gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.
Issuance of Common Stock
On February 2, 2015, we completed a second public offering of 6,044,990 shares of our common stock at a price of $18.75 per share.  We sold 2,044,990 shares of common stock in the offering and selling stockholders sold 4,000,000 shares of common stock in the offering. We received net proceeds from the offering of approximately $35,400 after deducting the underwriting discount and offering expenses.
We expect to use proceeds of the primary portion of the offering for working capital and general corporate purposes which is expected to include the expansion of our global distribution network and the purchase of inventory to support sales efforts. Use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses. The principal purposes of the secondary offering were to facilitate an orderly distribution of shares by the selling stockholders and to increase the public float of our shares. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
In connection with the offering, certain of the selling stockholders granted the underwriters an option to purchase from them additional shares of common stock at the public offering price, less underwriting discounts.  On February 12, 2015, the underwriters exercised this option and purchased 906,748 shares of common stock from the selling stockholders at a price of $18.75 per share before underwriting discounts.  We did not receive any proceeds from the sale of these shares.
Please refer to Note 14, Subsequent Events, for share issuances subsequent to June 30, 2015.
Recent Accounting Pronouncements

We qualify as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as we continue to qualify as an EGC, we will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.

In May 2014, the Financial Accounting Standards Board, or FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB confirmed the deferral of the effective date by one year for public entities, other than EGCs that have elected the EGC extension. The guidance will now be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. We are evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by requiring them to be presented as a deduction from the corresponding debt liability, rather than reported as an asset. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts and premiums. This new guidance affects only the presentation of debt issuance costs, not recognition and measurement. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Although adoption of this new guidance may impact how such items are classified on our balance sheet, we do not anticipate that the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows. There will be no changes to the presentations of our other consolidated financial statements.

In July 2015, the FASB issued authoritative guidance to simplify the subsequent measurement of inventory. Under this new standard, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  For all other entities, EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this guidance.

2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	June 30, 2015	December 31, 2014
Accounts receivable	$44,046	$36,431
Allowances	(2,719)	(2,494)
Accounts receivable, net	$41,327	$33,937

3.    INVENTORY
The following table summarizes the inventory, net of allowance:

	June 30, 2015	December 31, 2014
Finished goods	$82,767	$78,331
Inventory allowances	(27,081)	(25,714)
Inventory, net	$55,686	$52,617

Inventory includes surgical instruments available for sale with a carrying value of $8,401 and $8,491 at June 30, 2015 and
December 31, 2014, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	June 30, 2015	December 31, 2014
Restricted cash	$6,669	$—
Prepaid expenses	2,753	2,385
Other	2,067	1,526
Total	$11,489	$3,911

As of June 30, 2015, restricted cash consisted of amounts held in escrow for tenant improvement costs for our new corporate headquarters.

5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets comprise the following:

	June 30, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	900	—	900
Other	—	278	—	278
Subtotal		14,078	—	14,078
Subject to amortization
Developed technology	4 - 6 years	62,000	(49,351)	12,649
Licensed technology	4 - 6 years	52,600	(52,250)	350
Customer relationships	4 - 7 years	29,700	(20,684)	9,016
Patents and other	2 - 17 years	1,801	(1,071)	730
Subtotal		146,101	(123,356)	22,745
Total		$281,993	$(123,356)	$158,637

	December 31, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Goodwill	—	$121,814	$—	$121,814
Indefinite-lived intangible assets:
Trademarks	—	12,900	—	12,900
In-process research and development	—	900	—	900
Other	—	278	—	278
Subtotal		14,078	—	14,078
Subject to amortization
Developed technology	4 - 6 years	62,000	(46,460)	15,540
Licensed technology	4 - 6 years	52,600	(52,175)	425
Customer relationships	4 - 7 years	29,700	(18,563)	11,137
Patents and other	2 - 17 years	1,414	(985)	429
Subtotal		145,714	(118,183)	27,531
Total		$281,606	$(118,183)	$163,423

Amortization expense was $2,551 and $7,541 for the three months ended June 30, 2015 and 2014, respectively, and $5,173 and $15,092 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the expected amortization expense for the remainder of 2015 and the following four years and thereafter is as follows:

June 30, 2015
2015	$5,119
2016	10,238
2017	6,624
2018	129
2019 and thereafter	635
Total	$22,745

6.    OTHER ASSETS
Other assets consist of the following:

	June 30, 2015	December 31, 2014
Surgical instruments, net	$21,193	$21,392
Restricted cash	1,320	8,114
Other	462	166
Total	$22,975	$29,672

Surgical instruments are stated net of accumulated amortization of $23,118 and $18,610 at June 30, 2015 and December 31, 2014, respectively. Amortization expense was $2,229 and $1,464 for the three months ended June 30, 2015 and 2014, respectively, and $4,384 and $2,772 for the six months ended June 30, 2015 and 2014, respectively.

As of December 31, 2014, restricted cash included amounts placed in escrow for tenant improvement costs of approximately $6,700 for our new corporate headquarters. These amounts included as restricted cash were reclassed to prepaid expenses and other current assets as of June 30, 2015, because we believe such tenant improvements will be incurred by June 30, 2016. Restricted cash also includes deposits made on pending bids or contracts with customers of $1,320 and $1,447 as of June 30, 2015 and December 31, 2014, respectively.

7.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accrued commissions	$5,712	$4,942
Accrued royalties	2,261	2,464
Other	3,083	2,671
Total	$11,056	$10,077

8.    STOCK-BASED COMPENSATION

We have four stock-based compensation plans including the 2014 Employee Omnibus Incentive Plan (Omnibus Incentive Plan), the 2014 Employee Stock Purchase Plan (ESPP), the 2010 Equity Award Plan and the 2010 Independent Agent Plan, collectively, “the Plans”. The purpose of the Plans are to provide incentives to employees, directors, agents and advisors. The Plans are administered by our board of directors or their delegates. The number, type of equity incentive, exercise or share purchase price, and vesting terms are determined in accordance with the Plans, as applicable. As of June 30, 2015, there was a total of 1,374,208 shares of common stock available for future grants under the plans.

Stock-based compensation expense by financial statement line item, employees and non-employees and type of award for the respective period follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$159	$105	$317	$111
Research, development, and engineering	151	121	300	143
Sales and marketing	753	436	1,471	633
General and administrative	945	720	1,821	871
	$2,008	$1,382	$3,909	$1,758

Employees	$1,904	$1,467	$3,731	$1,737
Non-employees	104	(85)	178	21
Total	$2,008	$1,382	$3,909	$1,758

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$573	$385	$1,110	$761
Restricted stock units (RSUs)	1,372	968	2,669	968
ESPP	63	29	130	29
Total	$2,008	$1,382	$3,909	$1,758

A summary of stock option plans activity during the six months ended June 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,277,229	$9.55	5.83	$48,418
Granted	88,151	21.56
Exercised	(746,572)	7.28
Expired	(2,885)	5.13
Forfeited	(39,259)	13.09
Outstanding at June 30, 2015(2)	3,576,664	$10.28	5.98	$49,128
Vested or expected to vest:
At June 30, 2015(3)	3,246,834	$10.09	5.89	$45,221
Vested:
At June 30, 2015	1,836,501	$9.10	4.98	$41,440

(1)	Calculated using the estimated per-share fair market value of our common stock on June 30, 2015 and December 31, 2014, which was $24.02, and $20.87, respectively.

(2)	The total includes 995,995 unvested performance-based options at June 30, 2015.

(3)	Outstanding options, net of forfeiture rate.

Restricted Stock Units

A summary of RSU activity during the six months ended June 30, 2015 is as follows:

Unvested RSUs
Unvested at December 31, 2014	765,023
Vested	(351,022)
Unvested at June 30, 2015	414,001

All the RSUs which vested in 2015 were net settled, which resulted in the forfeiture of 155,494 units in lieu of withholding taxes during the six months ended June 30, 2015.

9.    COMMITMENTS AND CONTINGENCIES

On December 11, 2014, we entered into a Deed of Lease (the “Lease Agreement”) with TC Oaklawn Owner, LLC (the “Landlord”) with respect to our new corporate headquarters to be located in two adjacent buildings in Leesburg, Virginia (the “Buildings”). On March 13, 2015 we received $790 of cash grant incentives from several government originators, which were included in cash and cash equivalents. There are no restrictions on the use of the cash proceeds. Pursuant to the grant agreements, we or the Landlord are required to make certain investments in the Buildings and we are required to increase our workforce in Leesburg by 96 full-time employees no later than by December 31, 2017. As a result of these commitments, we have recorded a long-term liability on our balance sheet of $790 until such conditions are met.
Intellectual Property

In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of

June 30, 2015, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,495 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $100 through June 30, 2015. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized.

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights, as well as, improper hiring practices. We are not aware of any pending or threatened legal proceeding against us that would have a material adverse effect on our business, operating results or financial condition. However, we are a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within our control.

10.    RELATED PARTIES
In connection with the Merger, we and our subsidiary K2M Inc. entered into a management agreement with our major stockholder. Fees paid for such agreement totaled $0 and $110 for the three months ended June 30, 2015 and 2014, respectively and $0 and $373 for the six months ended June 30, 2015 and 2014, respectively and are reflected in general and administrative expense in our condensed consolidated statements of operations. The management agreement was terminated in May 2014 following our IPO.
In connection with the second public offering completed on February 2, 2015, certain stockholders granted the underwriters an option to purchase from such selling shareholders additional shares of common stock at the public offering price, less underwriting discounts. On February 12, 2015, the underwriters exercised this option and purchased 906,748 shares of common stock from selling shareholders at a price of $18.75 per share before underwriting discounts. We did not receive any proceeds from the sale of these shares.

11.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended June 30, 2015 and 2014, the income tax expense was $19 and $21, resulting in an effective tax rate of (0.3)% and (0.1)%, respectively. For the six months ended June 30, 2015 and 2014, income tax expense was $42 and $45, resulting in an effective tax rate of (0.2)% and (0.1)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

12.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss per common share:
Net loss	$(6,222)	$(17,683)	$(20,507)	$(32,430)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	—	8,059	—	6,879
Net loss attributable to common stockholders	$(6,222)	$(9,624)	$(20,507)	$(25,551)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	39,836,509	30,441,034	39,291,183	26,504,068
Basic and diluted loss per common share	$(0.16)	$(0.32)	$(0.52)	$(0.96)
Diluted loss per share for the three months ended June 30, 2015 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	3,576,664	4,429,960	3,576,664	4,429,960
Restricted stock units	414,001	765,023	414,001	765,023

13.        SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 26.5% and 28.3% of total revenue for the three and six months ended June 30, 2015; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$41,434	$33,217	$76,596	$62,982
International	14,920	14,271	30,182	26,757
Total	$56,354	$47,488	$106,778	$89,739
We classify sales within the United States into three categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of our international revenue is derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among our three product categories. These sales transactions are settled when we ship the product to the distributor.
The following table represents domestic revenue by procedure category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Complex spine	$17,131	$13,858	$31,352	$25,788
Minimally invasive	6,914	5,141	12,723	9,880
Degenerative	17,389	14,218	32,521	27,314
	41,434	33,217	76,596	62,982
International	14,920	14,271	30,182	26,757
Total	$56,354	$47,488	$106,778	$89,739

14.        SUBSEQUENT EVENTS

On July 13, 2015, we completed an additional public offering of 4,500,000 shares of our common stock at a price to the public of $22.60 per share. We sold 750,000 shares of common stock in the offering and selling stockholders sold 3,750,000 shares of common stock. We received net proceeds from the offering of approximately $16,300 after deducting the underwriting discount and estimated offering costs. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
The proceeds of the primary portion of the additional public offering will be used by us for working capital and general corporate purposes, which is expected to include the expansion of our global distribution network and the purchase of inventory to support sales efforts.  In addition, use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses.
In connection with this offering, we and certain selling stockholders granted the underwriters an option to purchase an additional 675,000 shares of our common stock at the public offering price, less underwriting discounts. On July 17, 2015, the underwriters exercised this option and purchased 112,500 shares offered by us and 562,500 shares of common stock offered by the selling stockholders, at the public offering price of $22.60 per share. We received net proceeds of approximately $2,500 after deducting underwriting discounts and estimated offering costs. We did not receive any proceeds from shares of common stock sold by the selling stockholders.

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
Overview
We are a global medical device company focused on designing, developing and commercializing innovative and proprietary complex spine and minimally invasive spine technologies and techniques. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to other spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary MIS products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times compared to traditional open access surgical approaches. We have also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
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
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of June 30, 2015, our U.S. sales force consisted of 129 direct sales employees and 71 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 32 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three and six months ended June 30, 2015, international sales accounted for approximately 26.5% and 28.3%, respectively, of our revenue. As of June 30, 2015, our international sales force consisted of 39 direct sales employees, 12 independent agencies and 24 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Revenue

We market and sell spinal implants, disposables and instruments, primarily to hospitals, for use by surgeons to treat patients with spinal pathologies. In the United States and international markets where we have direct employee sales locations, which include the United Kingdom, Ireland, Germany, Austria and Switzerland, we manage and maintain the sales relationships with our hospital customers. In those international markets where we utilize independent distributors, we do not manage or maintain the sales relationships with the hospital customers. We do, however, support our distributor partners by providing product training, medical education and engineering expertise to surgeons practicing in these markets.
In markets where we have a direct presence, we generally assign our surgical sets to our direct sales employees. A surgical set typically contains the instruments, including any disposables, and spinal implants necessary to complete a successful surgery. With our support, the direct sales employee maintains the surgical sets and places them with our hospital customers for use by surgeons. We recognize revenue upon receipt of a delivered order confirming that our products have been used in a surgical procedure or when title has passed.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final.
International revenue was 26.5% and 30.1% of total revenue for the three months ended June 30, 2015 and 2014, respectively, compared to 28.3% and 29.8% of total revenue for the six months ended June 30, 2015 and 2014, respectively.
In addition, we generated 58.0% and 57.2% of our U.S. revenue for the three months ended June 30, 2015 and 2014, respectively, from the sale of our complex spine and MIS products and 57.5% and 56.7% for the six months ended June 30, 2015 and 2014, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market; and

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$56,354	$47,488	$106,778	$89,739
Cost of revenue	18,620	16,034	36,117	30,448
Gross profit	37,734	31,454	70,661	59,291
Operating expenses:
Research, development and engineering	5,021	3,785	9,654	6,982
Sales and marketing	27,770	23,721	52,780	46,169
General and administrative	13,579	16,761	26,908	32,651
Total operating expenses	46,370	44,267	89,342	85,802
Loss from operations	(8,636)	(12,813)	(18,681)	(26,511)
Other income (expense):
Foreign currency transaction gain (loss)	2,597	728	(1,540)	950
Discount on prepayment of stockholder notes	—	(4,825)	—	(4,825)
Interest expense	(164)	(752)	(244)	(1,999)
Total other expense, net	2,433	(4,849)	(1,784)	(5,874)
Loss before income tax expense	(6,203)	(17,662)	(20,465)	(32,385)
Income tax expense	19	21	42	45
Net loss	(6,222)	(17,683)	(20,507)	(32,430)
Accretion and adjustment of preferred stock to fair value	—	8,059	—	6,879
Net loss attributable to common stockholders	$(6,222)	$(9,624)	$(20,507)	$(25,551)

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, our revenue by geography and the changes in such revenue:

	Three Months Ended June 30,
	2015	2014	$ Increase	% Change
	(In thousands)
United States	$41,434	$33,217	$8,217	24.7%
International	14,920	14,271	649	4.5%
Total revenue	$56,354	$47,488	$8,866	18.7%

Total revenue increased $8.9 million, or 18.7%, to $56.4 million for the three months ended June 30, 2015 from $47.5 million for the three months ended June 30, 2014. The increase in revenue was primarily driven by $10.1 million in greater sales volume from new surgeon users in the United States, a $3.8 million increase in the United States resulting from surgeons upgrading to our newer product offerings, and $0.8 million in growth in our international distributor markets, primarily South Africa, Singapore, Hong Kong, and Saudi Arabia. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category and the changes in such revenue:

	Three Months Ended June 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$17,131	$13,858	$3,273	23.6%
Minimally invasive	6,914	5,141	1,773	34.5%
Degenerative	17,389	14,218	3,171	22.3%
Total U.S. revenue	$41,434	$33,217	$8,217	24.7%

U.S. revenue increased $8.2 million, or 24.7%, to $41.4 million for the three months ended June 30, 2015 from $33.2 million for the three months ended June 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 41.3%, 16.7% and 42.0% of U.S. revenue, respectively, for the three months ended June 30, 2015, compared to 41.7%, 15.5% and 42.8% of U.S. revenue, respectively, for the three months ended June 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $10.1 million of revenue, offset in part, by unfavorable changes in price and a decrease in existing customer usage. The complex spine category growth of $3.3 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.6 million and increased usage of our occipital fixation system of $0.6 million. The MIS category growth of $1.8 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $1.2 million and our RAVINE(R) lateral interbody product of $0.7 million. The degenerative category growth of $3.2 million primarily reflects increased usage of our stand-alone CHESAPEAKE(R) interbody device of $0.9 million, increased usage of our EVEREST(R) product line of $0.6 million, and increased surgeon usage of our biomaterials offering of $0.5 million.

During the three months ended June 30, 2015 we had a stocking order of implants and disposables to a U.S based hospital system in the amount of $2.0 million. This order has been included in the U.S. product category figures reported in the table above. We have used our U.S. year-to-date actual surgical experience by product line to determine the product category allocation for this specific order. Based on the products purchased and our allocation methodology, we have included $0.4 million, $0.7 million, and $0.9 million in the complex spine, minimally invasive, and degenerative categories, respectively.
International Revenue
International revenue increased $0.6 million, or 4.5%, to $14.9 million for the three months ended June 30, 2015 from $14.3 million for the three months ended June 30, 2014. International revenue primarily increased as a result of new instrument set purchases by our distributor partners, primarily in South Africa, Singapore, Hong Kong, and Saudi Arabia, as our partners invested in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $2.6 million, or 16.1%, to $18.6 million for the three months ended June 30, 2015 from $16.0 million for the three months ended June 30, 2014. The increase was primarily due to increased sales volume and higher instrument amortization expense associated with our continued investment in inventory, partially offset by decreased inventory allowances. Instrument amortization expense, increased $1.1 million, or 57.9%, to $3.0 million for the three months ended June 30, 2015 from $1.9 million in the three months ended June 30, 2014. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $0.7 million for the three months ended June 30, 2015 compared to $0.6 million in the three months ended June 30, 2014.
Gross Profit
Gross profit increased as a percentage of revenue to 67.0% for the three months ended June 30, 2015 from 66.2% for the three months ended June 30, 2014. The increase in gross profit as a percentage of revenue is primarily due to decreased inventory allowances, partially offset by higher instrument amortization expense, mix of sales between the United States and international markets and pricing declines in the United States and select international markets.
Research, Development and Engineering
Research, development and engineering expenses increased $1.2 million, or 32.7%, to $5.0 million for the three months ended June 30, 2015 from $3.8 million for the three months ended June 30, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased development activities of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $4.1 million, or 17.1%, to $27.8 million for the three months ended June 30, 2015 from $23.7 million for the three months ended June 30, 2014. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and employee compensation costs including stock-based compensation resulting from our continued hiring of direct sales employees since June 30, 2014. The increase was also due in part to increased costs associated with travel and shipping expense.
General and Administrative
General and administrative expenses decreased $3.2 million, or 19.0%, to $13.6 million for the three months ended June 30, 2015 from $16.8 million for the three months ended June 30, 2014. The decrease was primarily due to lower amortization expense on intangible assets, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.6 million and $7.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively.
Other Income (Expense)
Other income (expense), net, decreased $7.2 million, to $2.4 million for the three months ended June 30, 2015 from $(4.8) million for the three months ended June 30, 2014. The decrease in other income (expense), net was primarily attributable to an increase in gain on foreign currency transactions of $1.9 million with our subsidiaries, the acceleration of discount on prepayment of notes to stockholders of $4.8 million, and by a reduction in interest expense of $0.6 million. The interest expense reduction was due to a payoff of our notes to stockholders with the proceeds resulting from issuance of common stock in May 2014.
Net Loss
Net loss decreased $11.5 million, or 64.8%, to $6.2 million for the three months ended June 30, 2015 from $17.7 million for the three months ended June 30, 2014. The decrease in our net loss was primarily attributable to lower intangible amortization expense, the absence of our discount on prepayment of stockholder notes incurred in 2014 and increases in our foreign currency translation gains in 2015, partially offset by higher operating expenses attributable to greater sales activity.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth, for the periods indicated, our revenue by geography and the changes in such revenue:

	Six Months Ended June 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
United States	$76,596	$62,982	$13,614	21.6%
International	30,182	26,757	3,425	12.8%
Total revenue	$106,778	$89,739	$17,039	19.0%

Total revenue increased $17.1 million, or 19.0%, to $106.8 million for the six months ended June 30, 2015 from $89.7 million for the six months ended June 30, 2014. The increase in revenue was primarily driven by $14.9 million in greater sales volume from new surgeon users in the United States and $3.5 million in growth in our international distributor markets, primarily Australia, Saudi Arabia, South Africa, and Spain. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category and the changes in such revenue:

	Six Months Ended June 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$31,352	$25,788	$5,564	21.6%
Minimally invasive	12,723	9,880	2,843	28.8%
Degenerative	32,521	27,314	5,207	19.1%
Total U.S. revenue	$76,596	$62,982	$13,614	21.6%

U.S. revenue increased $13.6 million, or 21.6%, to $76.6 million for the six months ended June 30, 2015 from $63.0 million for the six months ended June 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 40.9%, 16.6% and 42.5% of U.S. revenue, respectively, for the six months ended June 30, 2015, compared to 40.9%, 15.7% and 43.4% of U.S. revenue, respectively, for the six months ended June 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $14.9 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price, and a decrease in existing customer usage. The complex spine category growth of $5.6 million reflects increased surgeon usage of our EVEREST system of $2.4 million, increased surgeon usage of our occipital fixation system of

$1.0 million, increased surgeon usage of our MESA system of $0.9 million, and initial usage of our new CAPRI corpectomy device of $0.4 million. The MIS category growth of $2.8 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $2.3 million and our RAVINE(R) lateral interbody product of $0.9 million. The degenerative category growth of $5.2 million primarily reflects increased surgeon usage of our stand-alone CHESAPEAKE(R) interbody device of $1.4 million, increased surgeon usage of our biomaterials offering of $1.3 million, and increased usage of our EVEREST(R) product line of $0.9 million.
During the six months ended June 30, 2015 we had a stocking order of implants and disposables to a U.S based hospital system in the amount of $2.0 million. This order has been included in the U.S. product category figures reported in the table above. We have used our U.S. year-to-date actual surgical experience by product line to determine the product category allocation for this specific order. Based on the products purchased and our allocation methodology the following amounts are included in the each of the following product categories reported for the six months ended June 30, 2015, $0.4 million, $0.7 million and $0.9 million in complex, minimally invasive, and degenerative, respectively.
International Revenue
International revenue increased $3.4 million, or 12.8%, to $30.2 million for the six months ended June 30, 2015 from $26.8 million for the six months ended June 30, 2014. International revenue increased as a result of our distributor partners, primarily in Australia, Saudi Arabia, South Africa, and Spain, as our partners invested in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $5.7 million, or 18.6%, to $36.1 million for the six months ended June 30, 2015 from $30.4 million for the six months ended June 30, 2014. The increase was primarily due to increased sales volume and higher instrument amortization expense associated with our continued investment in inventory, partially offset by decreased inventory allowance. Instrument amortization expense increased $2.3 million, or 62.2%, to $6.0 million in the six months ended June 30, 2015 from $3.7 million for the six months ended June 30, 2014. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $1.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.
Gross Profit
Gross profit increased as a percentage of revenue to 66.2% for the six months ended June 30, 2015 from 66.1% for the six months ended June 30, 2014. The increase in gross profit as a percentage of revenue is primarily due to decreased inventory allowance, partially offset by higher instrument amortization expense, mix of sales between the United States and international markets and pricing declines in the United States and select international markets.
Research, Development and Engineering
Research, development and engineering expenses increased $2.7 million, or 38.3%, to $9.7 million for the six months ended June 30, 2015 from $7.0 million for the six months ended June 30, 2014. The increase was primarily due to higher payroll expense, including stock-based compensation, and increased development of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $6.6 million, or 14.3%, to $52.8 million for the six months ended June 30, 2015 from $46.2 million for the six months ended June 30, 2014. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our continued hiring of direct sales employees since June 30, 2014. The increase is also due in part to increased spending on travel and higher shipping costs.
General and Administrative
General and administrative expenses decreased $5.8 million, or 17.6%, to $26.9 million for the six months ended June 30, 2015 from $32.7 million for the six months ended June 30, 2014. The decrease was primarily due to lower amortization expense on intangible assets, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increased third-party legal expenses. General and administrative expenses included amortization of intangible assets of $5.2 million and $15.1 million in the six months ended June 30, 2015 and 2014, respectively.
Other Income (Expense)

Other expense, net decreased $4.1 million to $1.8 million for the six months ended June 30, 2015 from $5.9 million for the six months ended June 30, 2014. The decrease in other expense was attributable to the acceleration of discount expense on notes to stockholders of $4.8 million as a result of their prepayment and a decrease in interest expense of $1.8 million, partially offset by a $2.5 million increase in unrealized losses from foreign currency translation on intercompany payable balances.
Net Loss
Net loss decreased $11.9 million or 36.8% to $20.5 million for the six months ended June 30, 2015 from $32.4 million for the six months ended June 30, 2014. The decrease in our net loss was primarily attributable to lower intangible amortization expense and the absence of our discount on prepayment of stockholder notes incurred in 2014, partially offset by higher operating expenses attributable to greater sales activity and an increase in foreign currency translation losses in 2015.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, discount on prepayment of notes to stockholders, income tax expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction gain (loss).

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(6,222)	$(17,683)	$(20,507)	$(32,430)
Interest expense	164	752	244	1,999
Discount on prepayment of notes to stockholders	—	4,825	—	4,825
Income tax expense	19	21	42	45
Depreciation and amortization	6,234	9,899	12,270	19,604
Stock-based compensation expense	2,008	1,382	3,909	1,758
Foreign currency transaction (gain) loss	(2,597)	(728)	1,540	(950)
Adjusted EBITDA	$(394)	$(1,532)	$(2,502)	$(5,149)
Liquidity and Capital Resources
Since our inception in 2004, we have incurred significant operating losses and anticipate that our losses will continue in the near term. We expect our operating expenses will continue to grow as we expand our product portfolio, penetrate further into existing markets and enter into new markets. We will need to generate significant revenue to achieve profitability as we grow our business. Prior to our IPO in May 2014, we funded our operations primarily with proceeds from the sales of preferred and common stock, notes to stockholders, a revolving credit facility and cash flow from operations.
On May 13, 2014, we completed our IPO of 8,825,000 shares of our common stock for $15 per share for gross proceeds of $132.4 million, or approximately $118.8 million of net proceeds after consideration of underwriting commissions and offering expenses.  With these proceeds, we retired all amounts outstanding under our revolving credit facility and notes to stockholders and satisfied our commitment to pay cumulative dividends outstanding on our preferred stock upon its conversion to common stock in connection with the IPO.
Through July 2015, we have completed additional public offerings of our common stock issuing approximately 2.9 million additional shares of stock for net proceeds of $54.2 million after deducting underwriter discounts and offering costs. With these additional offerings, selling stockholders sold a total of 9.2 million shares of stock for which we received no proceeds:

	Number of Shares Sold		Net Proceeds	Issuance or
Date	K2M Issued	Selling Stockholders	to K2M (millions)	Sale Price per share
February 2015	2,044,990	4,906,758	$35.4	$18.75
July 2015	862,500	4,312,500	$18.8	$22.60
Total	2,907,490	9,219,258	$54.2
We expect to use the proceeds raised from the 2015 offerings for working capital and general corporate purposes to include the expansion of our global distribution network and the purchase of inventory to support sales efforts.  In addition, use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses. The principal purposes of the offerings were to facilitate an orderly distribution of shares by the selling stockholders and to increase the public float of our shares.
As of June 30, 2015, we had cash and cash equivalents of $28.8 million as compared to $11.4 million as of December 31, 2014. As of June 30, 2015, we had no outstanding indebtedness and we had working capital of $101.2 million as compared to $69.7 million as of December 31, 2014.
We are actively exploring acquisition, investment or strategic partnership opportunities to further enhance our product portfolio or development pipeline for future products. We expect these opportunities may result in additional expense or an increase in intellectual property assets when any such agreements are completed or over the period of development of such technologies.  In some cases, the development period of the technologies and related expense may extend multiple years in advance of revenue generation.
We expect to incur approximately $1.3 million in the three months ended September 30, 2015 as a milestone payment following the clearance of our CE Marking from the Notified Body with respect to our cervical arthroplasty solution intended for several markets outside the U.S.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with the proceeds from our stock offerings, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(12,335)	$(19,156)
Net cash used in investing activities	(6,454)	(8,444)
Net cash provided by financing activities	36,338	56,356
Effect of exchange rate on cash	(173)	50
Net change in cash and cash equivalents	$17,376	$28,806
Cash Used in Operating Activities
Net cash used in operating activities decreased $6.9 million to $12.3 million for the six months ended June 30, 2015 from $19.2 million for the six months ended June 30, 2014. The decrease in net cash used in operations was primarily due to increased revenue and decreased inventory purchases in 2015, partially offset by an increase in accounts receivable due to higher revenue and the timing of payments of accounts payable and accrued liabilities.
    Cash Used in Investing Activities
Net cash used in investing activities decreased $1.9 million to $6.5 million for the six months ended June 30, 2015 from $8.4 million for the six months ended June 30, 2014. The decrease in net cash used in investing activities was primarily attributable to decreased purchases of surgical instruments, partially offset by an increase in fixed assets and purchases of intellectual property rights (patents) during 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $20.1 million to $36.3 million for the six months ended June 30, 2015 from $56.4 million for the six months ended June 30, 2014. The decrease in cash provided by financing activities is primarily attributable to a decrease of $44.4 million cash proceeds generated from issuance of common stock during the periods. We generated $80.3 million cash proceeds, net of debt repayments from our IPO during the first half of 2014 as compared to $35.9 million received from a follow-on offering in February 2015.
During the three months ended June 30, 2015, we borrowed $25.0 million on our bank line of credit or revolving credit facility. These funds were used to increase our investments in our European subsidiaries. Following these investments, the subsidiaries used these funds to repay foreign currency denominated payables owed to our U.S. operating subsidiary. The borrowings from the line of credit were repaid using the remittances from the foreign subsidiaries. We believe the pay down of these foreign intercompany balances owed to the U.S. subsidiary will help reduce our volatility to foreign exchange rates in the future.
Capital Expenditures

Our capital expenditures decreased $2.3 million to $6.1 million for the six months ended June 30, 2015 from $8.4 million for the six months ended June 30, 2014. The decrease in capital expenditures was driven by lower purchases of surgical instruments during the six months ended June 30, 2015. For the remainder of 2015, we expect capital expenditures to decrease from 2014 levels. We intend to use a portion of the proceeds from our offerings and cash flows from our operations to fund future capital expenditures.
Indebtedness
Revolving Credit Facility

Our existing revolving credit facility with Silicon Valley Bank and Comercia Bank consists of a revolving credit facility of $40.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swing-line sub-

facility in the aggregate availability amount of $5.0 million. The credit facility is secured by a first priority lien on all our personal property assets, including intellectual property, and matures in October 2015.
Alternate Base Rate "ABR" loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%.  LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 2.50% or (ii) 3.75%. The total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $40.0 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 35% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or (z) $10.0 million.
The revolving credit facility, as amended, contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries of not less than 1.20:1.00 as of the last day of any month, as well as the provision of certain financial reporting and company information as required. In addition, there are restrictive covenants that limit our ability to pay dividends on common stock and make certain investments.
As of June 30, 2015, we had no outstanding borrowings from the revolving credit facility and approximately $28.7 million of unused borrowing availability.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had $6.1 million related to two issued but undrawn letters of credit, with one letter of credit representing a $6.0 million security deposit on the new corporate headquarters lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have reviewed our policies and determined that those policies remain the Company’s critical accounting policies as of and for the three and six months ended June 30, 2015.
Recently Issued Accounting Pronouncements
We qualify as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act and has elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as we continues to qualify as an EGC we will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of June 30, 2015, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction gain (loss) of $2.6 million and $0.7 million in the three months ended June 30, 2015 and 2014, respectively, compared to $(1.5) million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment income (losses) of $(1.0) million and $(0.2) million in the three months ended June 30, 2015 and 2014, respectively, compared to $1.7 million and $(0.3) million during the six months ended June 30, 2015 and 2014, respectively.

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
During the period April 1, 2015 to June 30, 2015, we issued an aggregate of 3,009 shares of our common stock to agents or other non-employees upon exercise of stock options for aggregate consideration of $27,863.

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

10.1 Sixth Amendment to Credit Agreement entered into as of May 8, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2015 (No. 001-36433)).

10.2 Seventh Amendment to Credit Agreement entered into as of June 5, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2015 (No. 001-36433)).

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

K2M Group Holdings, Inc. (Registrant)

Date: August 4, 2015	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

EXHIBIT INDEX

10.1 Sixth Amendment to Credit Agreement entered into as of May 8, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2015 (No. 001-36433)).

10.2 Seventh Amendment to Credit Agreement entered into as of June 5, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2015 (No. 001-36433)).

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