Form 10-Q
period 2015-09-30
K2M GROUP HOLDINGS, INC.
filed 2015-11-13
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on October 30, 2015 was 41,228,829.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$43,676	$11,411
Accounts receivable, net	41,785	33,937
Inventory, net	61,102	52,617
Deferred income taxes	2,223	3,437
Prepaid expenses and other current assets	10,198	3,911
Total current assets	158,984	105,313
Property and equipment, net	5,125	4,220
Goodwill	121,814	121,814
Intangible assets, net	34,401	41,609
Other assets, net	23,873	29,672
Total assets	$344,197	$302,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,422	$14,018
Accrued expenses	11,114	10,077
Accrued payroll liabilities	12,153	11,488
Total current liabilities	43,689	35,583
Deferred income taxes	7,265	8,479
Other liabilities	847	112
Total liabilities	51,801	44,174
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 41,223,685 and 37,366,098 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	41	37
Additional paid-in capital	450,736	386,795
Accumulated other comprehensive income	2,546	1,827
Accumulated deficit	(160,927)	(130,205)
Total stockholders’ equity	292,396	258,454
Total liabilities and stockholders’ equity	$344,197	$302,628

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$55,009	$47,624	$161,787	$137,363
Cost of revenue	17,390	16,135	53,507	46,583
Gross profit	37,619	31,489	108,280	90,780
Operating expenses:
Research, development and engineering	5,154	4,872	14,808	11,854
Sales and marketing	26,808	25,016	79,588	71,185
General and administrative	15,667	14,507	42,575	47,158
Total operating expenses	47,629	44,395	136,971	130,197
Loss from operations	(10,010)	(12,906)	(28,691)	(39,417)
Other expense:
Foreign currency transaction loss	(12)	(3,081)	(1,552)	(2,131)
Discount on prepayment of notes to stockholders	—	—	—	(4,825)
Interest expense	(110)	(116)	(354)	(2,115)
Total other expense, net	(122)	(3,197)	(1,906)	(9,071)
Loss before income tax expense	(10,132)	(16,103)	(30,597)	(48,488)
Income tax expense	83	37	125	82
Net loss	(10,215)	(16,140)	(30,722)	(48,570)
Accretion and adjustment of preferred stock to fair value	—	—	—	6,879
Net loss attributable to stockholders	$(10,215)	$(16,140)	$(30,722)	$(41,691)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.43)	$(0.77)	$(1.39)
Weighted average shares outstanding:
Basic and diluted	41,074,245	37,127,155	39,892,068	30,084,010
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(10,215)	$(16,140)	$(30,722)	$(48,570)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(951)	(1,650)	719	(1,380)
Other comprehensive (loss) income	(951)	(1,650)	719	(1,380)
Comprehensive loss	$(11,166)	$(17,790)	$(30,003)	$(49,950)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	37,366,098	$37	$386,795	$1,827	$(130,205)	$258,454
Net loss	—	—	—	—	(30,722)	(30,722)
Other comprehensive income	—	—	—	719	—	719
Stock-based compensation	—	—	8,863	—	—	8,863
Issuance of common stock, net of issuance costs	2,907,490	3	54,154	—	—	54,157
Issuances and exercise of stock-based compensation benefit plans, net of income tax	950,097	1	924	—	—	925
Balance at September 30, 2015	41,223,685	$41	$450,736	$2,546	$(160,927)	$292,396

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(30,722)	$(48,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,396	27,339
Provision for allowance for doubtful accounts	177	351
Provision for inventory allowances	1,128	1,368
Stock-based compensation	8,863	3,830
Amortization of issuance and discount costs included in interest expense	—	4,928
Changes in operating assets and liabilities:
Accounts receivable	(7,729)	(283)
Inventory	(6,839)	(17,190)
Prepaid expenses and other assets	(5,262)	(4,472)
Accounts payable, accrued expenses, and accrued payroll liabilities	8,795	4,175
Net cash used in operating activities	(13,193)	(28,524)
Investing activities
Purchase of surgical instruments	(6,595)	(9,111)
Purchase of property and equipment	(2,424)	(1,507)
Purchase of intangible assets	(538)	(20)
Net cash used in investing activities	(9,557)	(10,638)
Financing activities
Borrowings on bank line of credit	25,000	—
Repayments on bank line of credit	(25,000)	(23,500)
Proceeds from issuances of notes to stockholders	—	14,634
Prepayment of notes to stockholders	—	(39,212)
Payment of dividends on Series A and Series B redeemable convertible preferred stock	—	(18,547)
Proceeds from issuances of common stock, net of issuance costs	54,401	121,898
Issuances and exercise of stock-based compensation benefit plans, net of income tax	925	(279)
Net cash provided by financing activities	55,326	54,994
Effect of exchange rate changes on cash and cash equivalents	(311)	(66)
Net increase in cash and cash equivalents	32,265	15,766
Cash and cash equivalents at beginning of period	11,411	7,419
Cash and cash equivalents at end of period	$43,676	$23,185

Significant noncash financing activities
Accretion of Series A redeemable convertible preferred stock	$—	$1,195
Accretion of Series B redeemable convertible preferred stock	$—	$(15)
Adjustment of preferred stock to fair value	$—	$(8,059)
Deferred offering costs	$244	$720
Cash paid for:
Income taxes	$93	$36
Interest	$91	$1,736
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “K2M,” “the Company,” “we,” “us” and “our,” refer to K2M Group Holdings, Inc. together with its consolidated subsidiaries.
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of changes in stockholders’ equity as of September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of future results. All information as of September 30, 2015 and for the three and nine month periods ending September 30, 2015 and 2014 within these notes to the condensed consolidated financial statements is unaudited.
We have changed our presentation of goodwill and intangible assets, net on our condensed consolidated balance sheets to present each separately. Formerly, these were presented and included in the line item goodwill and intangible assets, net.
Out-of-Period Adjustments
During the third quarter of fiscal year 2015, we recorded out-of-period adjustments impacting stock-based compensation and net inventories of which a majority related to stock-based compensation.  The out-of-period adjustment related to stock-based compensation was to correct an error in the recognition of stock-based compensation expense related to performance based stock options we granted primarily in 2010 and 2011.  Previously, we had deferred such recognition since the market condition associated with the grants had not been met but we now believe that, consistent with accounting guidance, the expense recognition should have commenced as of the date of our IPO in May, 2014. The net impact of the adjustments to the nine months ended September 30, 2015 was to increase our net loss before taxes and net loss attributable to K2M by approximately $2,100 resulting in an increase in net loss per share of $0.05.  The Company has determined that the impact of the error on the originating periods was immaterial and does not believe that the impact of correcting the error in fiscal 2015 will be material.  Accordingly, a restatement of prior period amounts was not considered necessary.
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
On July 17, 2015, the underwriters purchased an additional 112,500 shares offered by us and 562,500 shares of common stock offered by the selling stockholders, at an offering price of $22.60 per share. We received net proceeds of approximately $2,400 after deducting underwriting discounts and estimated offering costs. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
We expect to use proceeds of the primary portion of these offerings for working capital and general corporate purposes which is expected to include the expansion of our global distribution network and the purchase of inventory to support sales efforts. Use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses. The principal purposes of the offerings were to facilitate an orderly distribution of shares by the selling stockholders and to increase the public float of our shares.
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

In May 2014, the Financial Accounting Standards Board, or FASB, amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In July 2015, the FASB issued guidance on deferral of the effective date by one year for public entities, other than EGCs that have elected the EGC extension. The guidance will now be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. We are evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs by requiring them to be presented as a deduction from the corresponding debt liability, rather than reported as an asset. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts and premiums. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. In August 2015, the FASB issued further guidance to clarify that the SEC staff would not object to an entity presenting debt issuance costs relating to line-of-credit arrangements as an asset that is subsequently amortized ratably over the terms of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. For public entities other than EGCs that have elected the EGC extension, this guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance on a retrospective basis for fiscal years beginning after December 15, 2015, and interim periods within the fiscal years beginning after December 15, 2016. Although adoption of this new guidance may impact how such items are classified on our balance sheet, we do not anticipate that the adoption of this guidance will have a material impact on our financial position, results of operations or cash flows. There will be no changes to the presentations of our other consolidated financial statements.

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

2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	September 30, 2015	December 31, 2014
Accounts receivable	$44,411	$36,431
Allowances	(2,626)	(2,494)
Accounts receivable, net	$41,785	$33,937

3.    INVENTORY
The following table summarizes the inventory, net of allowance:

	September 30, 2015	December 31, 2014
Finished goods	$89,333	$78,331
Inventory allowances	(28,231)	(25,714)
Inventory, net	$61,102	$52,617

Inventory includes surgical instruments available for sale with a carrying value of $9,244 and $8,491 at September 30, 2015 and December 31, 2014, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	September 30, 2015	December 31, 2014
Restricted cash	$6,669	$—
Prepaid expenses	2,015	2,385
Other	1,514	1,526
Total	$10,198	$3,911

As of September 30, 2015, restricted cash consisted of amounts held in escrow for tenant improvement costs for our new corporate headquarters, which we expect to incur in the first half of 2016.

5.    INTANGIBLE ASSETS, NET

Intangible assets, net comprise the following:

	September 30, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	272	—	272
Subtotal		14,072	—	14,072
Subject to amortization
Developed technology	4 - 6 years	62,000	(50,797)	11,203
Licensed technology	4 - 6 years	52,600	(52,287)	313
Customer relationships	4 - 7 years	29,700	(21,745)	7,955
Patents and other	2 - 17 years	1,945	(1,087)	858
Subtotal		146,245	(125,916)	20,329
Total Intangible Assets, net		$160,317	$(125,916)	$34,401

	December 31, 2014
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	278	—	278
Subtotal		14,078	—	14,078
Subject to amortization
Developed technology	4 - 6 years	62,000	(46,460)	15,540
Licensed technology	4 - 6 years	52,600	(52,175)	425
Customer relationships	4 - 7 years	29,700	(18,563)	11,137
Patents and other	2 - 17 years	1,414	(985)	429
Subtotal		145,714	(118,183)	27,531
Total Intangible Assets, net		$159,792	$(118,183)	$41,609

Amortization expense of intangible assets was $2,560 and $5,038 for the three months ended September 30, 2015 and 2014, respectively, and $7,733 and $20,130 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the expected amortization expense for the remainder of 2015 and the following four years and thereafter is as follows:

September 30, 2015
2015	$2,562
2016	10,249
2017	6,634
2018	140
2019 and thereafter	744
Total	$20,329

6.    OTHER ASSETS
Other assets consist of the following:

	September 30, 2015	December 31, 2014
Surgical instruments, net	$22,090	$21,392
Restricted cash	1,337	8,114
Other	446	166
Total	$23,873	$29,672

Surgical instruments are stated net of accumulated amortization of $24,235 and $18,610 at September 30, 2015 and December 31, 2014, respectively. Amortization expense was $2,304 and $1,726 for the three months ended September 30, 2015 and 2014, respectively, and $6,688 and $4,498 for the nine months ended September 30, 2015 and 2014, respectively.

As of December 31, 2014, restricted cash included amounts placed in escrow for tenant improvement costs of approximately $6,700 for our new corporate headquarters. These amounts included as restricted cash were reclassed to prepaid expenses and other current assets in June 2015, because we believe such tenant improvements will be incurred by June 30, 2016. Restricted cash also includes deposits made on pending bids or contracts with customers of $1,337 and $1,447 as of September 30, 2015 and December 31, 2014, respectively.

7.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accrued commissions	$5,096	$4,942
Accrued royalties	2,328	2,464
Other	3,690	2,671
Total	$11,114	$10,077

8.    STOCK-BASED COMPENSATION

We have four stock-based compensation plans including the 2014 Employee Omnibus Incentive Plan (Omnibus Incentive Plan), the 2014 Employee Stock Purchase Plan (ESPP), the 2010 Equity Award Plan and the 2010 Independent Agent Plan, collectively, “the Plans”. The purpose of the Plans are to provide incentives to employees, directors, agents and advisors. The Plans are administered by our board of directors or their delegates. The number, type of equity incentive, exercise or share purchase price, and vesting terms are determined in accordance with the Plans, as applicable. As of September 30, 2015, there was a total of 745,101 shares of common stock available for future grants under the plans.

In the three months ended September 30, 2015, stock-based compensation expense included previously unrecognized compensation expense related to performance-based options that had been subject to a performance target measurement event, which was met as of the date of our IPO.  Although the measurement event has occurred for purposes of accounting expense recognition, such options are not yet exercisable until our Sponsor achieves the internal rate of return performance criteria defined in the underlying Non-Qualified Stock Option Award Agreement under the  2010 Equity Award Plan.

Stock-based compensation expense by financial statement line item, employees and non-employees and type of award for the respective period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$200	$156	$517	$267
Research, development, and engineering	374	156	673	299
Sales and marketing	1,672	749	3,143	1,382
General and administrative	2,709	1,010	4,530	1,882
	$4,955	$2,071	$8,863	$3,830

Employees	$4,907	$2,047	$8,638	$3,785
Non-employees	48	24	225	45
Total	$4,955	$2,071	$8,863	$3,830

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$3,279	$694	$4,388	$1,456
Restricted stock and restricted stock units	1,590	1,326	4,259	2,294
ESPP	86	51	216	80
Total	$4,955	$2,071	$8,863	$3,830

A summary of stock option plans activity during the nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	4,277,229	$9.55	5.83	$48,418
Granted	377,826	23.01
Exercised	(818,840)	7.27
Expired	(12,403)	5.57
Forfeited	(72,982)	13.49
Outstanding at September 30, 2015(2)	3,750,830	$11.34	6.11	$28,880
Vested or expected to vest:
At September 30, 2015(3)	3,131,416	$10.14	5.72	$26,508
Vested:
At September 30, 2015	1,853,537	$9.45	4.87	$21,170

(1)	Calculated using the estimated per-share fair market value of our common stock on September 30, 2015 and December 31, 2014, which was $18.60, and $20.87, respectively.

(2)	The total includes 979,927 vested and 14,841 unvested performance-based options at September 30, 2015 which are not exercisable until a market condition is met.

(3)	Outstanding options, net of forfeiture rate.

A summary of restricted stock and restricted stock units activity during the nine months ended September 30, 2015 is as follows:

Unvested Restricted stock and Restricted Stock Units
Unvested at December 31, 2014	765,023
Grants of restricted stock	79,940
Vested (1)	(351,022)
Unvested at September 30, 2015	493,941

(1) Represents restricted stock units which vested in 2015. The restricted stock units were net settled, which resulted in the forfeiture of 155,494 units in lieu of withholding taxes during the nine months ended September 30, 2015, which are included in this total.

9.     COMMITMENTS AND CONTINGENCIES

On December 11, 2014, we entered into a Deed of Lease (the “Lease Agreement”) with TC Oaklawn Owner, LLC (the “Landlord”) with respect to our new corporate headquarters to be located in two adjacent buildings in Leesburg, Virginia (the “Buildings”). On March 13, 2015 we received $790 of cash grant incentives from several government originators, which were included in cash and cash equivalents. There are no restrictions on the use of the cash proceeds. Pursuant to the grant agreements, we or the Landlord are required to make certain investments in the Buildings and we are required to increase our workforce in Leesburg by 96 full-time employees no later than by December 31, 2017. As a result of these commitments, we have recorded a long-term liability within other liabilities of $790 at September 30, 2015 until such conditions are met.
Intellectual Property

In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of September 30, 2015, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,420 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $100 through September 30, 2015. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000. The product related to this agreement has not yet been commercialized.

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

10.    RELATED PARTIES
In connection with the 2010 Merger, we and our subsidiary K2M Inc. entered into a management agreement with our major stockholder. This agreement terminated in May 2014; we incurred general and administrative expenses of $0 and $373 for the nine months ended September 30, 2015 and 2014, respectively.
11.    INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2015 and 2014 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended September 30, 2015 and 2014, the income tax expense was $83 and $37, resulting in an effective tax rate of (0.8)% and (0.2)%, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense was $125 and $82, resulting in an effective tax rate of (0.4)% and (0.2)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

12.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss per common share:
Net loss	$(10,215)	$(16,140)	$(30,722)	$(48,570)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	—	—	—	6,879
Net loss attributable to common stockholders	$(10,215)	$(16,140)	$(30,722)	$(41,691)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	41,074,245	37,127,155	39,892,068	30,084,010
Basic and diluted loss per common share	$(0.25)	$(0.43)	$(0.77)	$(1.39)
Diluted loss per share for the three and nine months ended September 30, 2015 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	3,750,830	4,476,615	3,750,830	4,476,615
Restricted stock and restricted stock units	493,941	765,023	493,941	765,023

13.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 28.3% of total revenue for both the three and nine months ended September 30, 2015; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$39,459	$34,385	$116,055	$97,371
International	15,550	13,239	45,732	39,992
Total	$55,009	$47,624	$161,787	$137,363
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
The following table represents domestic revenue by procedure category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Complex spine	$16,852	$14,585	$48,204	$40,375
Minimally invasive	7,401	5,258	20,124	15,138
Degenerative	15,206	14,542	47,727	41,858
	39,459	34,385	116,055	97,371
International	15,550	13,239	45,732	39,992
Total	$55,009	$47,624	$161,787	$137,363

14.        SUBSEQUENT EVENTS

On October 29, 2015, certain of our subsidiaries entered into an amendment (the “Eighth Amendment”) to the Company’s senior secured credit facilities credit agreement, dated as of October 29, 2012 (as amended from time to time), by and among K2M Holdings, Inc. as the guarantor (“Guarantor”), K2M, Inc. and K2M UK Limited as the borrower (“Borrower”), and Silicon Valley Bank and Comerica Bank as lenders. The Eighth Amendment, among other things, extended the maturity date of the revolving credit facility to October 29, 2017 and increases the total revolving commitments from $40,000 to $55,000.

ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%. LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to LIBOR plus 3.00%. The total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $55,000 or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 50% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or $15,000 plus (z) up to $7,500 to the extent the Borrower and its subsidiaries maintain at least $12,500 on deposit with a lender or an affiliate of a lender. Borrowings under the revolving credit facility remain secured by a first priority lien on substantially all of the Borrower’s personal property assets, including intellectual property.

The revolving credit facility also continues to contain other restrictive covenants with which the Guarantor and/or Borrower must comply, including restrictive covenants which limit the ability to pay dividends on common stock and make certain investments.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of September 30, 2015, our U.S. sales force consisted of 125 direct sales employees and 78 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 33 countries. We sell our products directly in certain markets such as the United Kingdom and Germany and use independent distributors in other markets such as Australia, Japan and Spain. For the three and nine months ended September 30, 2015, international sales accounted for approximately 28.3% of our revenue. As of September 30, 2015, our international sales force consisted of 39 direct sales employees, 12 independent agencies and 25 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our sales force and the commercialization of additional products.
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
International revenue was 28.3% and 27.8% of total revenue for the three months ended September 30, 2015 and 2014, respectively, compared to 28.3% and 29.1% of total revenue for the nine months ended September 30, 2015 and 2014, respectively.
In addition, we generated 61.5% and 57.7% of our U.S. revenue for the three months ended September 30, 2015 and 2014, respectively, from the sale of our complex spine and MIS products and 58.9% and 57.0% for the nine months ended September 30, 2015 and 2014, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars; and

•	competitive threats to our existing distribution and surgeon network.
Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue	$55,009	$47,624	$161,787	$137,363
Cost of revenue	17,390	16,135	53,507	46,583
Gross profit	37,619	31,489	108,280	90,780
Operating expenses:
Research, development and engineering	5,154	4,872	14,808	11,854
Sales and marketing	26,808	25,016	79,588	71,185
General and administrative	15,667	14,507	42,575	47,158
Total operating expenses	47,629	44,395	136,971	130,197
Loss from operations	(10,010)	(12,906)	(28,691)	(39,417)
Other income (expense):
Foreign currency transaction loss	(12)	(3,081)	(1,552)	(2,131)
Discount on prepayment of stockholder notes	—	—	—	(4,825)
Interest expense	(110)	(116)	(354)	(2,115)
Total other expense, net	(122)	(3,197)	(1,906)	(9,071)
Loss before income tax expense	(10,132)	(16,103)	(30,597)	(48,488)
Income tax expense	83	37	125	82
Net loss	(10,215)	(16,140)	(30,722)	(48,570)
Accretion and adjustment of preferred stock to fair value	—	—	—	6,879
Net loss attributable to common stockholders	$(10,215)	$(16,140)	$(30,722)	$(41,691)

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, our revenue by geography and the changes in such revenue:

	Three Months Ended September 30,
	2015	2014	$ Increase	% Change
	(In thousands)
United States	$39,459	$34,385	$5,074	14.8%
International	15,550	13,239	2,311	17.5%
Total revenue	$55,009	$47,624	$7,385	15.5%

Total revenue increased $7.4 million, or 15.5%, to $55.0 million for the three months ended September 30, 2015 from $$47.6 million million for the three months ended September 30, 2014. The increase in revenue was primarily driven by $6.6 million in greater sales volume from new surgeon users in the United States, a $3.7 million increase in the United States resulting from surgeons upgrading to our newer product offerings, and $1.5 million in growth in our international distributor markets, primarily Denmark, Saudi Arabia, Japan, and South Africa. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category and the changes in such revenue:

	Three Months Ended September 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$16,852	$14,585	$2,267	15.5%
Minimally invasive	7,401	5,258	2,143	40.8%
Degenerative	15,206	14,542	664	4.6%
Total U.S. revenue	$39,459	$34,385	$5,074	14.8%

U.S. revenue increased $5.1 million, or 14.8%, to $39.5 million for the three months ended September 30, 2015 from $34.4 million for the three months ended September 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 42.7%, 18.8% and 38.5% of U.S. revenue, respectively, for the three months ended September 30, 2015, compared to 42.4%, 15.3% and 42.3% of U.S. revenue, respectively, for the three months ended September 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $6.6 million of the revenue change, offset in part, by unfavorable changes in price and a decrease in existing customer usage. The complex spine category the growth of $2.3 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.7 million and increased usage of our occipital fixation system of $0.6 million. The MIS category growth of $2.1 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $1.3 million and our ALEUTIAN(R) interbody products of $0.6 million. The degenerative category growth of $0.7 million primarily reflects increased surgeon usage of our biomaterials offerings of $0.5 million and the introduction of our new CASCADIA(R) 3-D printed lamellar titanium interbody device of $0.2 million.
International Revenue
International revenue increased $2.4 million, or 17.5%, to $15.6 million for the three months ended September 30, 2015 from $13.2 million for the three months ended September 30, 2014. International revenue primarily increased as a result of new instrument set purchases by our distributor partners, primarily in Denmark, Saudi Arabia, Japan, and South Africa, as they invested in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $1.3 million, or 7.8%, to $17.4 million for the three months ended September 30, 2015 from $16.1 million for the three months ended September 30, 2014. The increase was primarily due to increased sales volume and higher instrument amortization expense associated with our continued investment in inventory, partially offset by decreased expense associated with our custom instruments and a reduction in our medical device excise tax due to prior period recoveries. Instrument amortization expense, increased $0.8 million, or 34.8%, to $3.1 million for the three months ended September 30, 2015 from $2.3 million in the three months ended September 30, 2014. In addition, the cost of revenue associated with the medical device excise tax, net of recoveries, in the United States was approximately $(51) thousand for the three months ended September 30, 2015 compared to $0.5 million in the three months ended September 30, 2014.
Gross Profit
Gross profit increased as a percentage of revenue to 68.4% for the three months ended September 30, 2015 from 66.1% for the three months ended September 30, 2014. The increase in gross profit as a percentage of revenue is primarily due to decreased expenses associated with our custom instruments and a reduction in our medical device excise tax due to prior period recoveries.
Research, Development and Engineering
Research, development and engineering expenses increased $0.3 million, or 5.8%, to $5.2 million for the three months ended September 30, 2015 from $4.9 million for the three months ended September 30, 2014. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased spending on third-party research.
Sales and Marketing
Sales and marketing expenses increased $1.8 million, or 7.2%, to $26.8 million for the three months ended September 30, 2015 from $25.0 million for the three months ended September 30, 2014. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and employee compensation costs, including stock-based compensation, resulting from our continued hiring of direct sales employees since September 30, 2014.
General and Administrative
General and administrative expenses increased $1.2 million, or 8.0%, to $15.7 million for the three months ended September 30, 2015 from $14.5 million for the three months ended September 30, 2014. The increase was primarily due to increased stock-based compensation and increased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.5 million and $5.0 million for the three months ended September 30, 2015 and September 30, 2014, respectively.
Other Income (Expense)

Other expense, net, decreased $3.1 million, to $0.1 million for the three months ended September 30, 2015 from $3.2 million for the three months ended September 30, 2014. The decrease in other expense, net was primarily attributable to a reduction of $3.1 million in unrealized losses from foreign currency translation on intercompany payable balances.
Net Loss
Net loss decreased $5.9 million, or 36.7%, to $10.2 million for the three months ended September 30, 2015 from $16.1 million for the three months ended September 30, 2014. The decrease in our net loss was primarily attributable to lower intangible amortization expense, the absence of our discount on prepayment of stockholder notes incurred in 2014 and decreases in our foreign currency translation losses in 2015, partially offset by increased stock-based compensation and higher operating expenses attributable to greater sales activity.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth, for the periods indicated, our revenue by geography and the changes in such revenue:

	Nine Months Ended September 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
United States	$116,055	$97,371	$18,684	19.2%
International	45,732	39,992	5,740	14.4%
Total revenue	$161,787	$137,363	$24,424	17.8%

Total revenue increased $24.4 million, or 17.8%, to $161.8 million for the nine months ended September 30, 2015 from $137.4 million for the nine months ended September 30, 2014. The increase in revenue was primarily driven by $13.7 million in greater sales volume from new surgeon users in the United States and $5.4 million in growth in our international distributor markets, primarily Australia, Saudi Arabia, South Africa, and Spain. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category and the changes in such revenue:

	Nine Months Ended September 30, 2015
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$48,204	$40,375	$7,829	19.4%
Minimally invasive	20,124	15,138	4,986	32.9%
Degenerative	47,727	41,858	5,869	14.0%
Total U.S. revenue	$116,055	$97,371	$18,684	19.2%

U.S. revenue increased $18.7 million, or 19.2%, to $116.1 million for the nine months ended September 30, 2015 from $97.4 million for the nine months ended September 30, 2014. Sales in our complex spine, MIS and degenerative categories represented 41.6%, 17.3% and 41.1% of U.S. revenue, respectively, for the nine months ended September 30, 2015, compared to 41.5%, 15.5% and 43.0% of U.S. revenue, respectively, for the nine months ended September 30, 2014. The overall U.S. revenue growth was driven by new surgeon users representing $13.7 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price, and a decrease in existing customer usage. The complex spine category growth of $7.8 million reflects increased surgeon usage of our EVEREST system of $4.1 million, increased surgeon usage of our occipital fixation system of $1.6 million, and initial usage of our new CAPRI™ thoraco-lumbar corpectomy device of $0.6 million. The MIS category growth of $5.0 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $3.6 million and our RAVINE(R) lateral interbody product of $1.0 million. The degenerative category growth of $5.9 million primarily reflects increased surgeon usage of our stand-alone CHESAPEAKE(R) interbody device of $1.2 million, increased surgeon usage of our biomaterials offering of $1.7 million, and increased usage of our EVEREST(R) product line of $0.9 million.

During the nine months ended September 30, 2015 we had a stocking order of implants and disposables to a U.S. based hospital system in the amount of $2.0 million, contributing to an increase in revenue of $1.5 million over the prior year-to-date period. This order has been included in the U.S. product category figures reported in the table above. We have used our U.S. year-to-date actual surgical experience by product line to determine the product category allocation for this specific order. Based on the products purchased and our allocation methodology the following amounts are included in the each of the following product categories reported for the nine months ended September 30, 2015, $0.4 million, $0.7 million and $0.9 million in complex, minimally invasive, and degenerative, respectively.
International Revenue
International revenue increased $5.7 million, or 14.4%, to $45.7 million for the nine months ended September 30, 2015 from $40.0 million for the nine months ended September 30, 2014. International revenue increased as a result of our distributor partners, primarily in Australia, Saudi Arabia, South Africa, and Spain, as our partners invested in new surgical sets and their market penetration continues to grow.
Cost of Revenue
Cost of revenue increased $6.9 million, or 14.9%, to $53.5 million for the nine months ended September 30, 2015 from $46.6 million for the nine months ended September 30, 2014. The increase was primarily due to increased sales volume and higher instrument amortization expense associated with our continued investment in inventory, partially offset by decreased expense associated with our custom instruments and decreased inventory allowances. Instrument amortization expense increased $3.1 million, or 51.7%, to $9.1 million in the nine months ended September 30, 2015 from $6.0 million for the nine months ended September 30, 2014. In addition, the cost of revenue associated with the medical device excise tax, net of recoveries, in the United States was approximately $1.2 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Gross Profit
Gross profit increased as a percentage of revenue to 66.9% for the nine months ended September 30, 2015 from 66.1% for the nine months ended September 30, 2014. The increase in gross profit as a percentage of revenue is primarily due to decreased expenses associated with our custom instruments, a reduction in our medical device excise tax due to prior period recoveries, and decreased inventory allowances.
Research, Development and Engineering
Research, development and engineering expenses increased $2.9 million, or 24.9%, to $14.8 million for the nine months ended September 30, 2015 from $11.9 million for the nine months ended September 30, 2014. The increase was primarily due to higher payroll expense, including stock-based compensation, and increased development of products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $8.4 million, or 11.8%, to $79.6 million for the nine months ended September 30, 2015 from $71.2 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our continued hiring of direct sales employees since September 30, 2014. The increase is also due in part to higher shipping costs.
General and Administrative
General and administrative expenses decreased $4.6 million, or 9.7%, to $42.6 million for the nine months ended September 30, 2015 from $47.2 million for the nine months ended September 30, 2014. The decrease was primarily due to lower amortization expense on intangible assets, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increased third-party legal expenses. General and administrative expenses included amortization of intangible assets of $7.7 million and $20.1 million in the nine months ended September 30, 2015 and 2014, respectively.
Other Income (Expense)
Other expense, net decreased $7.2 million, or 79.0% to $1.9 million for the nine months ended September 30, 2015 from $9.1 million for the nine months ended September 30, 2014. The decrease in other expense was attributable to the acceleration of discount expense on notes to stockholders of $4.8 million as a result of their prepayment, a decrease in interest expense of $1.8 million, and a $0.6 million decrease in unrealized losses from foreign currency translation on intercompany payable balances.
Net Loss
Net loss decreased $17.9 million or 36.7% to $30.7 million for the nine months ended September 30, 2015 from $48.6 million for the nine months ended September 30, 2014. The significant decrease in our net loss was primarily attributable to lower intangible amortization expense and the absence of our discount on prepayment of stockholder notes incurred in 2014, partially offset by higher operating expenses attributable to greater sales activity.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net loss	$(10,215)	$(16,140)	$(30,722)	$(48,570)
Interest expense	110	116	354	2,115
Discount on prepayment of notes to stockholders	—	—	—	4,825
Income tax expense	83	37	125	82
Depreciation and amortization	6,126	7,735	18,396	27,339
Stock-based compensation expense	4,954	2,072	8,863	3,830
Foreign currency transaction loss	12	3,081	1,552	2,131
Adjusted EBITDA	$1,070	$(3,099)	$(1,432)	$(8,248)
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
As of September 30, 2015, we had cash and cash equivalents of $43.7 million as compared to $11.4 million as of December 31, 2014. As of September 30, 2015, we had no outstanding indebtedness and we had working capital of $115.3 million as compared to $69.7 million as of December 31, 2014.
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
We expect to incur approximately $1.3 million in the three months ended December 31, 2015 as a milestone payment following the clearance of our CE Marking from the Notified Body with respect to our RHINE™ cervical arthroplasty solution intended for several markets outside the U.S.
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

Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(13,193)	$(28,524)
Net cash used in investing activities	(9,557)	(10,638)
Net cash provided by financing activities	55,326	54,994
Effect of exchange rate on cash	(311)	(66)
Net change in cash and cash equivalents	$32,265	$15,766
Cash Used in Operating Activities
Net cash used in operating activities decreased $15.3 million to $13.2 million for the nine months ended September 30, 2015 from $28.5 million for the nine months ended September 30, 2014. The decrease in net cash used in operations was primarily due to increased revenue and decreased inventory purchases in 2015, partially offset by an increase in accounts receivable due to higher revenue, and the timing of payments of accounts payable and accrued liabilities.
    Cash Used in Investing Activities
Net cash used in investing activities decreased $1.1 million to $9.5 million for the nine months ended September 30, 2015 from $10.6 million for the nine months ended September 30, 2014. The decrease in net cash used in investing activities was primarily attributable to decreased purchases of surgical instruments, partially offset by an increase in fixed assets and purchases of intellectual property rights (patents) during 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $0.3 million to $55.3 million for the nine months ended September 30, 2015 from $55.0 million for the nine months ended September 30, 2014. During 2015, we generated net proceeds from the issuances of common stock including exercises under benefit plans, of approximately $55.3 million. In 2014, we generated net proceeds from common stock issuances including exercises under benefit plans of $121.6 million. We used proceeds from such issuances to retire debt and borrowings of $48.1 million and dividend payments of $18.5 million in 2014.
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
Capital Expenditures

Our capital expenditures decreased $1.6 million to $9.0 million for the nine months ended September 30, 2015 from $10.6 million for the nine months ended September 30, 2014. The decrease in capital expenditures was driven by lower purchases of surgical instruments during the nine months ended September 30, 2015. For the remainder of 2015, we expect capital expenditures to decrease from 2014 levels. We intend to use a portion of the proceeds from our offerings and cash flows from our operations to fund future capital expenditures.

We expect to move our headquarters and operations center into new facilities in the Spring of 2016. We expect to incur approximately $7.5 million of leasehold improvements, excluding allowances that will be provided by the landlord in the first two quarters of 2016 to prepare the facilities for our occupancy.  Of this amount, approximately $6.7 million of these improvements will be funded with restricted cash and cash equivalents, which are classified as other current assets on our Balance Sheet as of September 30, 2015.
Indebtedness
Revolving Credit Facility

As of September 30, 2015, we had no outstanding borrowings from the revolving credit facility and approximately $33.9 million of unused borrowing availability.

On October 29, 2015, we entered into an amendment of our senior secured credit facilities credit agreement as of October 29, 2012.  The amendment among other things, extends the maturity date of the revolving credit facility to October 29, 2017 and increases the total revolving commitments from $40.0 million to $55.0 million. ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75% whereas LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to LIBOR, plus 3.00%.

Total obligations under the amended credit facility cannot exceed (i) the lesser of the total revolving commitment of $55.0 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 50% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or $15.0 million plus (z) up to $7.5 million to the extent the Borrower and its subsidiaries maintain at least $12.5 million on deposit with a lender or an affiliate of a lender. Borrowings under the revolving credit facility remain secured by a first priority lien on substantially all of the Borrower’s personal property assets, including intellectual property.

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
Off-Balance Sheet Arrangements
As of September 30, 2015, we had $6.1 million available under two issued but undrawn letters of credit, with one letter of credit representing a $6.0 million security deposit on the new corporate headquarters lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We have reviewed our policies and determined that those policies remain the Company’s critical accounting policies as of and for the three and nine months ended September 30, 2015.
Recently Issued Accounting Pronouncements
We qualify as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act and have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as we continue to qualify as an EGC, we will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.
Please see "Note 1 - General and Summary of Significant Accounting Policies - Recent Accounting Pronouncements" for additional information.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of September 30, 2015, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction loss of $12 thousand and $3.1 million in the three months ended September 30, 2015 and 2014, respectively, compared to $1.6 million and $2.1 million during the nine months ended September 30, 2015 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment income (losses) of $(1.0) million and $(1.7) million in the three months ended September 30, 2015 and 2014, respectively, compared to $0.7 million and $(1.4) million during the nine months ended September 30, 2015 and 2014, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 19.1% of our revenue for the nine months ended September 30, 2015 and represented 32.0% of our net outstanding accounts receivable at September 30, 2015.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities
None
(b) Use of Proceeds
On July 13, 2015, we completed a public offering of 4,500,000 shares of our common stock at an offering price to the public of $22.60 per share. We sold 750,000 shares of common stock in the offering and selling stockholders sold 3,750,000 shares of common stock.  The selling stockholders included affiliates of Welsh, Carson, Andrews & Stowe XI, L.P. and Ferrer Freeman & Company, LLC. The primary underwriter of the offering was Barclays Capital Inc.
As a result of the offering, we received total net proceeds of approximately $16.3 million, after deducting total expenses of $0.5 million, consisting of underwriting discounts and commissions of $0.2 million and offering related expenses of approximately $0.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We will use the proceeds of the primary portion of the offering for working capital and general corporate purposes, which is expected to include the expansion of our global distribution network and the purchase of inventory to support sales efforts. Our use of proceeds may also include the acquisition of or investment in complementary products, technologies or businesses. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
In connection with this offering, we and certain selling stockholders granted the underwriters an option to purchase an additional 675,000 shares of our common stock at the public offering price, less underwriting discounts. On July 17, 2015, the underwriters exercised this option and purchased 112,500 shares offered by us and 562,500 shares of common stock offered by the selling stockholders, at the public offering price of $22.60 per share. We received net proceeds of approximately $2.4 million after deducting underwriting discounts and estimated offering costs. We did not receive any proceeds from shares of common stock sold by the selling stockholders. Following these sales, Welsh, Carson, Andrews & Stowe XI, L.P. held approximately 33.3% of our outstanding shares of common stock as of September 30, 2015.
There have been no material changes in the planned use of proceeds from our offering from that described in the prospectus supplement filed with the SEC pursuant to Rule 424(b) on July 7, 2015.

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

K2M Group Holdings, Inc. (Registrant)

Date: November 13, 2015	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

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