Form 10-Q
period 2016-03-31
K2M GROUP HOLDINGS, INC.
filed 2016-05-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to _______.
Commission file number 001-36443

K2M GROUP HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2977810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Hope Parkway SE, Leesburg, Virginia	20175
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on April 25, 2016 was 41,485,126.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2015, as updated by our periodic filings, which are accessible on the SEC website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:

•	our ability to achieve or sustain profitability in the future

•	our ability to demonstrate to spine surgeons the merits of our products;

•	pricing pressures and our ability to compete effectively generally;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•
our ability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors and their level of sales or distribution activity with respect to our products;

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance new product offerings through research and development;

•	our ability to manage expected growth;

•	acquisitions of or investments in new or complementary businesses, products or technologies;

•	our ability to train surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to effectively transition to our new corporate headquarters and operations facilities;

•	our ability to comply with extensive governmental regulation within the United States and foreign juridictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs;

•	availability of borrowings under our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Federal Corrupt Practices Act (“FCPA”) and similar laws;

•	possible conflicts of interest with our large shareholders;

•	increased costs and additional regulations and requirements as a result of being a public company; and

•	our ability to implement and maintain effective internal control over financial reporting;
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
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,177	$34,646
Accounts receivable, net	41,675	38,773
Inventory, net	64,564	62,002
Prepaid expenses and other current assets	10,737	19,820
Total current assets	138,153	155,241
Property, plant and equipment, net	50,133	38,318
Goodwill	121,814	121,814
Intangible assets, net	30,554	33,123
Other assets, net	25,946	26,016
Total assets	$366,600	$374,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$508	$284
Accounts payable	21,198	22,483
Accrued expenses	11,103	13,559
Accrued payroll liabilities	10,250	11,507
Total current liabilities	43,059	47,833
Bank line of credit	5,000	—
Capital lease obligation, net of current maturities	34,487	34,140
Deferred income taxes, net	5,042	5,042
Other liabilities	830	835
Total liabilities	88,418	87,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 41,481,461 and 41,337,692 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	41	41
Additional paid-in capital	456,624	454,153
Accumulated other comprehensive income	1,123	1,889
Accumulated deficit	(179,606)	(169,421)
Total stockholders’ equity	278,182	286,662
Total liabilities and stockholders’ equity	$366,600	$374,512

See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2016	2015
Revenue	$56,306	$50,424
Cost of revenue	19,604	17,497
Gross profit	36,702	32,927
Operating expenses:
Research and development	5,028	4,633
Sales and marketing	27,755	25,010
General and administrative	13,848	13,329
Total operating expenses	46,631	42,972
Loss from operations	(9,929)	(10,045)
Other income (expense), net:
Foreign currency transaction gain (loss)	420	(4,137)
Interest expense	(651)	(80)
Total other income (expense), net	(231)	(4,217)
Loss before income taxes	(10,160)	(14,262)
Income tax expense	25	23
Net loss	$(10,185)	$(14,285)
Basic and diluted	$(0.25)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	41,353,123	38,739,798
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,185)	$(14,285)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(766)	2,646
Other comprehensive (loss) income	(766)	2,646
Comprehensive loss	$(10,951)	$(11,639)
See accompanying notes to condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	41,337,692	$41	$454,153	$1,889	$(169,421)	$286,662
Net loss	—	—	—	—	(10,185)	(10,185)
Other comprehensive income	—	—		(766)	—	(766)
Stock-based compensation expense	—	—	2,106	—	—	2,106
Issuances and exercise of stock-based compensation benefit plans, net of income tax	143,769	—	365	—	—	365
Balance at March 31, 2016	41,481,461	$41	$456,624	$1,123	$(179,606)	$278,182

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(10,185)	$(14,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,743	6,036
Provision for allowance for doubtful accounts	(57)	41
Provision for inventory reserves	1,013	1,239
Stock-based compensation expense	2,106	1,901
Deferred income taxes	—	21
Changes in operating assets and liabilities:
Accounts receivable	(2,862)	(1,345)
Inventory	(2,139)	(1,536)
Prepaid expenses and other assets	(2,705)	(2,745)
Accounts payable, accrued expenses, and accrued payroll liabilities	(3,351)	3,655
Net cash used in operating activities	(11,437)	(7,018)
Investing activities
Purchase of surgical instruments	(3,339)	(1,430)
Purchase of property, plant and equipment	(6,141)	(649)
Changes in cash restricted for leasehold improvements	3,333	—
Purchase of intangible assets	(1,282)	(17)
Net cash used in investing activities	(7,429)	(2,096)
Financing activities
Borrowings on bank line of credit	5,000	—
Proceeds from issuances of common stock, net of issuance costs	—	36,455
Issuances and exercise of stock-based compensation benefit plans, net of income tax	365	382
Net cash provided by financing activities	5,365	36,837
Effect of exchange rate changes on cash and cash equivalents	32	(114)
Net increase in cash and cash equivalents	(13,469)	27,609
Cash and cash equivalents at beginning of period	34,646	11,411
Cash and cash equivalents at end of period	$21,177	$39,020

Significant non-cash investing activities
Leasehold improvements under capital lease	$8,562	$—
Additions to property, plant and equipment	1,234	—

Significant non-cash financing activities
Deferred offering costs	$—	$1,007

Cash paid for:
Income taxes	$109	$52
Interest	$623	$24
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2016 and 2015
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of changes in stockholders’ equity as of March 31, 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis of accounting as the annual financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of future results. All information as of March 31, 2016 and for the three month periods ending March 31, 2016 and 2015 within these notes to the condensed consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding share total as of March 31, 2016, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
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
In March 2016, the FASB issued implementation guidance on principal versus agent considerations, reporting revenue gross versus net in the new revenue recognition standard. The guidance clarifies how an entity should evaluate the unit of accounting to determine whether it is a specified good or service and how it should apply the control principle to certain types of arrangements. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. We are currently assessing the impact of this guidance.
In March 2016, the FASB issued authoritative guidance intended to improve employee share-based payment accounting for companies that issue share-based awards to their employees. This guidance simplifies the accounting for share-based payment transactions, including consequences of income tax award, classification as either equity or liability, treatment of forfeitures, and classification on statement of cash flows. The recognition, measurement and reporting for share-based payments will be affected by this new guidance. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. For all other entities, EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact of this guidance.
In April 2016, the FASB issued final amendments to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property ("IP") in its new revenue recognition standard. The amendment allows entities to disregard goods or services that are immaterial in the context of a contract, assess whether these performance obligations are separately identifiable and whether the shipping and handling activities are a promised service in a contract. This guidance also clarifies how an entity should evaluate the nature of its promise in granting a license of IP and when a promised good or service is distinct within the context of a contract. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of this guidance.

2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	March 31, 2016	December 31, 2015
Accounts receivable	$44,086	$41,210
Allowances	(2,411)	(2,437)
Accounts receivable, net	$41,675	$38,773

3.    INVENTORY

The following table summarizes the inventory, net of allowance:

	March 31, 2016	December 31, 2015
Finished goods	$93,636	$90,226
Inventory allowances	(29,072)	(28,224)
Inventory, net	$64,564	$62,002

Inventory includes surgical instruments available for sale with a carrying value of $8,637 and $8,946 at March 31, 2016 and December 31, 2015, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	March 31, 2016	December 31, 2015
Restricted cash	$3,336	$6,669
Landlord incentives for leasehold improvements	—	6,454
Prepaid expenses	2,947	2,408
Other	4,454	4,289
Total	$10,737	$19,820
Restricted cash represents funds designated for tenant improvements related to the new headquarters and operations facilities.
Landlord incentives for leasehold improvements represents incentives to be provided by the Landlord of our new headquarters and operations facilities under the capital lease agreement, which commenced in October 2015. Such incentives are received from our landlord upon the completion of actual improvements.

5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	March 31, 2016	December 31, 2015
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	Various	18,447	9,717
Equipment	3 years	2,862	3,054
Software	3 years	4,902	4,231
Computer equipment	3 years	1,494	1,493
Furniture and office equipment	5 years	4,890	1,050
Vehicles and other	Various	426	795
Total		59,490	46,809
Less accumulated depreciation and amortization		(9,357)	(8,491)
Property, plant and equipment, net		$50,133	$38,318
Depreciation and amortization expense for property, plant and equipment was $877 and $458 for the three months ended March 31, 2016 and 2015, respectively, and included $416 and $0 of amortization expense for buildings under capital lease for the same periods. Interest expense on the capital lease obligation was $568 for the three months ended March 31, 2016.
As of March 31, 2016 and December 31, 2015, we had leasehold improvements of approximately $16,996 and $8,242, respectively for our new headquarters and operations facilities that are under construction and will commence depreciating and amortizing these assets when they are placed in service in the second quarter of 2016. Furniture and equipment at March 31, 2016 includes $3,637 of furniture and equipment acquired for use in our new headquarters and operations facilities which we expect to put into service and begin depreciation of during the second quarter of 2016 following our occupancy of the new premises.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	266	—	266
Subtotal		14,066	—	14,066
Subject to amortization
Developed technology	4 - 6 years	62,000	(53,689)	8,311
Licensed technology	4 - 6 years	52,600	(52,363)	237
Customer relationships	4 - 7 years	29,700	(23,866)	5,834
Patents and other	2 - 17 years	3,277	(1,171)	2,106
Subtotal		147,577	(131,089)	16,488
Total Intangible Assets, net		$161,643	$(131,089)	$30,554

	December 31, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	266	—	266
Subtotal		14,066	—	14,066
Subject to amortization
Developed technology	4 - 6 years	62,000	(52,243)	9,757
Licensed technology	4 - 6 years	52,600	(52,325)	275
Customer relationships	4 - 7 years	29,700	(22,805)	6,895
Patents and other	2 - 17 years	3,245	(1,115)	2,130
Subtotal		147,545	(128,488)	19,057
Total Intangible Assets, net		$161,611	$(128,488)	$33,123

Amortization expense of intangible assets was $2,601 and $2,622 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the expected amortization expense for the remainder of 2016 and the following four years and thereafter is as follows:

March 31, 2016
2016	$7,833
2017	6,763
2018	267
2019	257
2020	227
Thereafter	1,141
Total	$16,488

7.    OTHER ASSETS
Other assets consist of the following:

	March 31, 2016	December 31, 2015
Surgical instruments, net	$24,164	$23,945
Restricted cash	928	1,298
Other	854	773
Total	$25,946	$26,016

Surgical instruments are stated net of accumulated amortization and allowances of $28,388 and $26,609 at March 31, 2016 and December 31, 2015, respectively. Amortization expense was $2,395 and $2,155 for the three months ended March 31, 2016 and 2015, respectively.
Restricted cash balances includes deposits made on pending bids or contracts with customers.

8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Accrued commissions	$4,784	$5,336
Accrued royalties	2,474	2,704
Other	3,845	5,519
Total	$11,103	$13,559

9.    STOCK-BASED COMPENSATION
As of March 31, 2016, there was a total of 666,161 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$60	$181
Research and development	181	149
Sales and marketing	542	756
General and administrative	1,323	815
	$2,106	$1,901

Employees	$2,106	$1,827
Non-employees	—	74
Total	$2,106	$1,901

	Three Months Ended March 31,
	2016	2015
Stock options	$649	$537
Restricted stock and restricted stock units	1,358	1,298
ESPP	99	66
Total	$2,106	$1,901
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,682,019	$11.51	5.98	$31,586
Granted	20,000	9.64
Exercised	(63,829)	5.73
Expired	(5,771)	5.73
Forfeited	(9,901)	11.50
Outstanding at March 31, 2016(2)	3,622,518	$11.61	5.87	$14,899
Vested or expected to vest:
At March 31, 2016(3)	3,338,259	$11.72	5.89	$13,557
Vested:
At March 31, 2016	1,744,272	$9.63	4.91	$9,175
(1)Calculated using the estimated per-share fair market value of our common stock on March 31, 2016 and December 31, 2015, which was $14.83, and $19.74, respectively.
(2)The total includes 994,768 performance-based options at March 31, 2016 and December 31, 2015.
(3)Outstanding options, net of forfeiture rate.
As of March 31, 2016, we had 414,001 and 79,940 unvested restricted stock units (“RSUs”) and shares of restricted stock outstanding, respectively. No RSUs or shares of restricted stock were granted or vested during the three months ended March 31, 2016.

10.     COMMITMENTS AND CONTINGENCIES

Intellectual Property

In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of March 31, 2016, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-

cancellation, was $1,358 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.

In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $1,350 through March 31, 2016. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.

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

11.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2016 and 2015 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended March 31, 2016 and 2015, the income tax expense was $25 and $23, resulting in an effective tax rate of (0.2)% and (0.2)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

12.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2016	2015
Net loss per common share:
Net loss	$(10,185)	$(14,285)
Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	41,353,123	38,739,798
Basic and diluted loss per common share	$(0.25)	$(0.37)
Diluted loss per share for the three months ended March 31, 2016 and 2015 does not reflect the following outstanding common shares, as the effect would be antidilutive:

	Three Months Ended March 31,
	2016	2015
Stock options	3,622,518	4,023,206
Restricted stock units	414,001	765,023
Restricted stock	79,940	—

13.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 25.1% of total revenue for the three months ended March 31, 2016; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.

The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2016	2015
United States	$42,193	$35,162
International	14,113	15,262
Total	$56,306	$50,424
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
In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $429 for the three months ended March 31, 2015 to conform to the current year presentation.
The following table represents domestic revenue by current procedure category:

	Three Months Ended March 31,
	2016	2015
Complex spine	$15,930	$14,221
Minimally invasive	6,881	5,380
Degenerative	19,382	15,561
	42,193	35,162
International	14,113	15,262
Total	$56,306	$50,424

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
The primary market for our products has been the United States, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of March 31, 2016, our U.S. sales force consisted of 132 direct sales employees and 91 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 38 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, use independent agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For the three months ended March 31, 2016, international sales accounted for approximately 25.1% of our revenue. As of March 31, 2016, our international sales force consisted of 36 direct sales employees, 10 independent agencies and 25 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our distributorship network and the commercialization of additional products and product extensions. During the three months ended March 31, 2016, revenue denominated in currencies other than in U.S. dollars represented less than 10.0% of our consolidated revenue.
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
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. International revenue was 25.1% and 30.3% of total revenue for the three months ended March 31, 2016 and 2015, respectively.
We generated 54.1% and 55.7% of our U.S. revenue for the three months ended March 31, 2016 and 2015, respectively, from the sale of our complex spine and MIS products. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
While we believe the proportion of our international revenue from complex spine and MIS is higher than in the United States, a significant portion of our international revenue is derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among our three product categories.
For the remainder of 2016, we expect an overall decline in our international revenue from our distributors in Australia and Japan when compared to 2015. The expected decrease is a result of factors including the status of our product registrations, changes in distributor management and their approach to inventory management and the impact of anticipated fluctuations in foreign exchange rates relative to the U.S. dollar on instrument and implant purchase decisions. Revenue from distributors in our Asia/Pacific markets, which includes Australia and Japan represented approximately 5% and 9% of our revenue for the three months ended March 31, 2016 and 2015, respectively.
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet FDA, International Organization for Standardization (ISO) and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, inbound shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants' compensation and stock-based compensation expense. Through December 31, 2015, our cost of revenue included the effect of a 2.3% excise tax on the sale of medical devices sold in the United States. Such tax was suspended by the U.S. for a two year period beginning in 2016. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
Research and Development
Our research and development expenses primarily consist of research and development, engineering, product development, clinical expenses, regulatory expenses, related consulting services, third-party prototyping services, outside research activities, materials production and other costs associated with the design and development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect to incur additional costs as we continue to design and commercialize new products. While our research and development expense fluctuate from period to period based on the timing of specific research, development and testing initiatives, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network.

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue	$56,306	$50,424
Cost of revenue	19,604	17,497
Gross profit	36,702	32,927
Operating expenses:
Research and development	5,028	4,633
Sales and marketing	27,755	25,010
General and administrative	13,848	13,329
Total operating expenses	46,631	42,972
Loss from operations	(9,929)	(10,045)
Other income (expense), net:
Foreign currency transaction loss	420	(4,137)
Interest expense	(651)	(80)
Total other (income) expense, net	(231)	(4,217)
Loss before income tax expense	(10,160)	(14,262)
Income tax expense	25	23
Net loss	$(10,185)	$(14,285)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,
	2016	2015	$ Increase	% Change
	(In thousands)
United States	$42,193	$35,162	$7,031	20.0%
International	14,113	15,262	(1,149)	(7.5)%
Total revenue	$56,306	$50,424	$5,882	11.7%

Total revenue increased $5.9 million, or 11.7%, to $56.3 million for the three months ended March 31, 2016 from $50.4 million for the three months ended March 31, 2015. The increase in revenue was primarily driven by $7.8 million in greater sales volume from new surgeon users in the United States, a $4.4 million increase in the United States resulting from surgeons upgrading to our newer product offerings, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue in international distributor revenue in Australia.

U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $0.4 million for the three months ended March 31, 2015 to conform to the current year presentation below:

	Three Months Ended March 31, 2016
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$15,930	$14,221	$1,709	12.0%
Minimally invasive	6,881	5,380	1,501	27.9%
Degenerative	19,382	15,561	3,821	24.6%
Total U.S. revenue	$42,193	$35,162	$7,031	20.0%

U.S. revenue increased $7.0 million, or 20.0%, to $42.2 million for the three months ended March 31, 2016 from $35.2 million for the three months ended March 31, 2015. Sales in our complex spine, MIS and degenerative categories represented 37.8%, 16.3% and 45.9% of U.S. revenue, respectively, for the three months ended March 31, 2016, compared to 40.4%, 15.3% and 44.3% of U.S. revenue, respectively, for the three months ended March 31, 2015. The overall U.S. revenue growth was driven by new surgeon users representing $7.8 million of the revenue change, offset in part, by unfavorable changes in price and a decrease in existing customer usage. The complex spine category growth of $1.7 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.6 million. The MIS category growth of $1.5 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $0.9 million and increased usage of our biomaterials offerings of $0.4 million. The degenerative category growth of $3.8 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.3 million, the introduction of our new CASCADIA(R) 3-D printed lamellar titanium interbody device of $1.3 million, and increased usage of our biomaterials offerings of $0.6 million.
International Revenue
International revenue decreased $1.2 million, or 7.5%, to $14.1 million for the three months ended March 31, 2016 from $15.3 million for the three months ended March 31, 2015. International revenue decreased primarily as a result of reduced investments by our distributor partner in Australia of $1.8 million, partially offset by increases in our direct markets of $0.6 million, primarily Germany and Switzerland.
Cost of Revenue
Cost of revenue increased $2.1 million, or 12.0%, to $19.6 million for the three months ended March 31, 2016 from $17.5 million for the three months ended March 31, 2015. The increase was primarily due to increased sales volume and higher instrument amortization expense associated with our continued investment in inventory. Instrument amortization expense increased $0.3 million, or 10.7%, to $3.3 million for the three months ended March 31, 2016 from $3.0 million in the three months ended March 31, 2015. In addition, the cost of revenue associated with the medical device excise tax in the United States was $0.6 million in the three months ended March 31, 2015. The medical device excise tax was suspended by the U.S. for a two year period beginning in 2016.
Gross Profit
Gross profit decreased as a percentage of revenue to 65.2% for the three months ended March 31, 2016 from 65.3% for the three months ended March 31, 2015. The decrease in gross profit as a percentage of revenue is primarily due to decreased capitalization of overhead costs to inventory as a result of the timing of our inventory purchasing, mostly offset by the suspension of the medical device excise tax.
Research and Development
Research and development expenses increased $0.4 million, or 8.5%, to $5.0 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015. The increase was primarily due to higher payroll expenses, including stock based compensation, and increased spending on third-party research.
Sales and Marketing
Sales and marketing expenses increased $2.8 million, or 11.0%, to $27.8 million for the three months ended March 31, 2016 from $25.0 million for the three months ended March 31, 2015. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and employee compensation costs, including stock-based compensation, resulting from our continued hiring of direct sales employees since March 31, 2015.

General and Administrative
General and administrative expenses increased $0.5 million, or 3.9%, to $13.8 million for the three months ended March 31, 2016 from $13.3 million for the three months ended March 31, 2015. The increase was primarily due to higher payroll expenses, including stock-based compensation, partially offset by decreased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.6 million for each of the three months ended March 31, 2016 and 2015.
Other Income (Expense)
Other expense, net, decreased $4.0 million, to $0.2 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015. The decrease in other expense, net was primarily attributable to a reduction of $4.6 million in unrealized losses from foreign currency remeasurement on intercompany payable balance, partially offset by interest expense incurred on the capital lease obligation.
Net Loss
Net loss decreased $4.1 million, or 28.7%, to $10.2 million for the three months ended March 31, 2016 from $14.3 million for the three months ended March 31, 2015. The decrease in our net loss was primarily attributable to lower foreign currency translation losses during the three months ended March 31, 2016, partially offset by an increase in stock-based compensation and higher operating expenses attributable to greater sales activity.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss. Adjusted EBITDA will also include a deduction for cash payments made for rent on our new headquarters and operations facilities under the capital lease agreement once rent payments commence in September 2016.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net loss	$(10,185)	$(14,285)
Interest expense	651	80
Income tax expense	25	23
Depreciation and amortization	6,743	6,036
Stock-based compensation expense	2,106	1,901
Foreign currency transaction gain (loss)	(420)	4,137
Adjusted EBITDA	$(1,080)	$(2,108)
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
As of March 31, 2016, we had cash and cash equivalents of $21.2 million as compared to $34.6 million as of December 31, 2015. We had working capital of $95.1 million as of as March 31, 2016 compared to $107.4 million as of December 31, 2015.
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
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash and cash equivalents and availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(11,437)	$(7,018)
Net cash used in investing activities	(7,429)	(2,096)
Net cash provided by financing activities	5,365	36,837
Effect of exchange rate on cash	32	(114)
Net change in cash and cash equivalents	$(13,469)	$27,609
Cash Used in Operating Activities
Net cash used in operating activities increased $4.4 million to $11.4 million for the three months ended March 31, 2016 from $7.0 million for the three months ended March 31, 2015. The increase in net cash used in operations was primarily due to an increase in accounts receivable as a result of higher revenue for the three months ended March 31, 2016 and the timing of payments of accounts payable and accrued liabilities.
    Cash Used in Investing Activities
Net cash used in investing activities increased $5.3 million to $7.4 million for the three months ended March 31, 2016 from $2.1 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily attributable to an increases in purchases of surgical instruments and investments in furniture and equipment that will be placed in service following our move to the new corporate headquarters and operations facilities partially offset by the use of restricted cash to fund a portion of our leasehold improvements. Cash used from investing activities for the three months ended March 31, 2016 also included a milestone payment of approximately $1.3 million following the clearance of our CE Marking from the Notified Body with respect to our RHINE™ cervical arthroplasty solution intended for several markets outside the U.S.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $31.4 million to $5.4 million for the three months ended March 31, 2016 from $36.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we borrowed $5.0 million from our line of credit. During the three months ended March 31, 2015, we generated cash proceeds from issuances of common stock, net of issuance costs of $35.4 million
Capital Expenditures
Our capital expenditures were $9.5 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively, consisting primarily of consigned instrumentation to support surgical sales and expansion of our global distribution network and an increase in property, plant and equipment expenditures resulting from our move to the new corporate headquarters.
In the first half of 2016, we expect to complete construction of leasehold improvements necessary to commence operations in our new corporate headquarters and operations facilities and integrate our Malvern operations into our new operations facility.  By June 30, 2016, we expect to spend approximately $9.5 million for such improvements and approximately $3.8 million on furniture, fixtures and equipment.  During the three months ended March 31, 2016, we incurred approximately $5.7 million for such improvements and approximately $3.6 million on furniture, fixtures and equipment.  These improvements and furniture and equipment were funded through a combination of restricted cash balances of $3.3 million, cash on hand and borrowings under our credit facility.  In addition, we expect to pay approximately $3.2 million of these amounts which were included in accounts payable as of March 31, 2016 in the second quarter of 2016.
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

The credit facility, as amended, consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. The maturity date of the credit agreement is October 29, 2017. As of March 31, 2016, we had $5.0 million Alternate Base Rate ("ABR") loans outstanding on the credit facility and approximately $41.3 million of unused borrowing capacity. In addition, we had two issued but undrawn letters of credit for approximately $6.1 million, with one letter of credit representing a $6.0 million security deposit on the new headquarters and operations facilities lease.
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
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month; restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had $6.1 million available under two issued but undrawn letters of credit, with one letter of credit representing a $6.0 million security deposit on the new corporate headquarters lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have reviewed our policies and determined that those policies remain the Company’s critical accounting policies as of and for the three months ended March 31, 2016.
Recently Issued Accounting Pronouncements
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of March 31, 2016, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction gain (loss) of $0.4 million and $(4.1) million in the three months ended March 31, 2016 and 2015, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment (loss) income of $(0.8) million and $2.6 million in the three months ended March 31, 2016 and 2015, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 15.2% of our revenue for the three months ended March 31, 2016 and represented 35.4% of our net outstanding accounts receivable at March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three month period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes to the Risk Factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which is accessible on the SEC's website at www.SEC.gov.

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

K2M Group Holdings, Inc. (Registrant)

Date: May 2, 2016	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

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