Form 10-Q
period 2016-06-30
K2M GROUP HOLDINGS, INC.
filed 2016-08-03
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

The number of shares outstanding of Registrant’s Common Stock, par value $0.001 per share, on July 27, 2016 was 42,145,185.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2015, as updated by our periodic filings, which are accessible on the SEC website at www.sec.gov. These factors, including the following, should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q:

•	our ability to achieve or sustain profitability in the future;

•	our ability to demonstrate to spine surgeons the merits of our products;

•	pricing pressures and our ability to compete effectively generally;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•
our ability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors and their level of sales or distribution activity with respect to our products;

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance new product offerings through research and development;

•	our ability to manage expected growth;

•	acquisitions of or investments in new or complementary businesses, products or technologies;

•	our ability to train surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to effectively transition to our new corporate headquarters and operations facilities;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	availability of borrowings under our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Federal Corrupt Practices Act (“FCPA”) and similar laws;

•	possible conflicts of interest with our large shareholders;

•	increased costs and additional regulations and requirements as a result of being a public company; and

•	our ability to implement and maintain effective internal control over financial reporting;
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,836	$34,646
Accounts receivable, net	45,883	38,773
Inventory, net	69,083	62,002
Prepaid expenses and other current assets	10,309	19,820
Total current assets	145,111	155,241
Property, plant and equipment, net	52,334	38,318
Goodwill	121,814	121,814
Intangible assets, net	27,942	33,123
Other assets, net	27,096	26,016
Total assets	$374,297	$374,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$750	$284
Accounts payable	20,893	22,483
Accrued expenses	14,343	13,559
Accrued payroll liabilities	10,208	11,507
Total current liabilities	46,194	47,833
Bank line of credit	19,500	—
Capital lease obligation, net of current maturities	34,821	34,140
Deferred income taxes, net	5,042	5,042
Other liabilities	825	835
Total liabilities	106,382	87,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,141,431 and 41,337,692 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	42	41
Additional paid-in capital	458,883	454,153
Accumulated other comprehensive (loss) income	(306)	1,889
Accumulated deficit	(190,704)	(169,421)
Total stockholders’ equity	267,915	286,662
Total liabilities and stockholders’ equity	$374,297	$374,512

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$59,227	$56,354	$115,533	$106,778
Cost of revenue	19,631	18,620	39,235	36,117
Gross profit	39,596	37,734	76,298	70,661
Operating expenses:
Research and development	5,762	5,021	10,790	9,654
Sales and marketing	28,993	27,770	56,748	52,780
General and administrative	14,183	13,579	28,031	26,908
Total operating expenses	48,938	46,370	95,569	89,342
Loss from operations	(9,342)	(8,636)	(19,271)	(18,681)
Other (expense) income, net:
Foreign currency transaction (loss) gain	(972)	2,597	(552)	(1,540)
Interest expense	(735)	(164)	(1,386)	(244)
Total other (expense) income, net	(1,707)	2,433	(1,938)	(1,784)
Loss before income taxes	(11,049)	(6,203)	(21,209)	(20,465)
Income tax expense	49	19	74	42
Net loss	$(11,098)	$(6,222)	$(21,283)	$(20,507)
Basic and diluted	$(0.27)	$(0.16)	$(0.51)	$(0.52)
Weighted average shares outstanding:
Basic and diluted	41,622,027	39,836,509	41,487,575	39,291,183
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(11,098)	$(6,222)	$(21,283)	$(20,507)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,429)	(976)	(2,195)	1,670
Other comprehensive (loss) income	(1,429)	(976)	(2,195)	1,670
Comprehensive loss	$(12,527)	$(7,198)	$(23,478)	$(18,837)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	41,337,692	$41	$454,153	$1,889	$(169,421)	$286,662
Net loss	—	—	—	—	(21,283)	(21,283)
Other comprehensive loss	—	—		(2,195)	—	(2,195)
Stock-based compensation expense	—	—	3,855	—	—	3,855
Issuances and exercise of stock-based compensation benefit plans, net of income tax	803,739	1	875	—	—	876
Balance at June 30, 2016	42,141,431	$42	$458,883	$(306)	$(190,704)	$267,915

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(21,283)	$(20,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,037	12,270
Provision for allowance for doubtful accounts	(29)	258
Provision for inventory reserves	1,876	875
Stock-based compensation expense	3,855	3,909
Changes in operating assets and liabilities:
Accounts receivable	(7,733)	(7,207)
Inventory	(7,254)	(933)
Prepaid expenses and other assets	(5,796)	(4,089)
Accounts payable, accrued expenses, and accrued payroll liabilities	6,270	3,089
Net cash used in operating activities	(16,057)	(12,335)
Investing activities
Purchase of surgical instruments	(7,812)	(4,375)
Purchase of property, plant and equipment	(14,275)	(1,691)
Changes in cash restricted for leasehold improvements	4,449	—
Purchase of intangible assets	(1,282)	(388)
Net cash used in investing activities	(18,920)	(6,454)
Financing activities
Borrowings on bank line of credit	19,500	25,000
Payments on bank line of credit	—	(25,000)
Proceeds from issuances of common stock, net of issuance costs	—	35,927
Issuances and exercise of stock-based compensation benefit plans, net of income tax	876	411
Net cash provided by financing activities	20,376	36,338
Effect of exchange rate changes on cash and cash equivalents	(209)	(173)
Net (decrease) increase in cash and cash equivalents	(14,810)	17,376
Cash and cash equivalents at beginning of period	34,646	11,411
Cash and cash equivalents at end of period	$19,836	$28,787

Significant non-cash investing activities
Leasehold improvements, including property under capital lease	$2,603	$—

Significant non-cash financing activities
Deferred offering costs	$—	$493

Cash paid for:
Income taxes	$175	$33
Interest	$171	$68
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Ended June 30, 2016 and 2015
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “K2M,” “the Company,” “we,” “us” and “our,” refer to K2M Group Holdings, Inc. together with its consolidated subsidiaries.
We are a global medical device company focused on designing, developing and commercializing innovative complex spine and minimally invasive technologies and techniques. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma, and tumor. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development, and commercialization of an expanding number of proprietary minimally invasive surgery, or MIS products. Our MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches for both complex spine and degenerative spine pathologies. We have leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of changes in stockholders’ equity as of June 30, 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of future results. All information as of June 30, 2016 and for the three and six month periods ending June 30, 2016 and 2015 within these notes to the condensed consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of June 30, 2016, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
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
In April 2016, the FASB issued final amendments to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property ("IP") in its new revenue recognition standard. The amendment allows entities to disregard goods or services that are immaterial in the context of a contract, assess whether the performance obligation is separately identifiable and whether the shipping and handling activities are a promised service in a contract. This guidance also clarifies how an entity should evaluate the nature of its promise in granting an IP license and when a promised good or service is distinct within the context of a contract. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of this guidance.
In May 2016, the FASB issued guidance related to its new revenue recognition standard. The amendment clarifies that for a contract to be considered completed at transition, an entity should evaluate the collectibility threshold or probability of collecting revenue. It provides that the fair value of noncash consideration such as equity should be measured at contract inception when determining the transaction price and any subsequent changes must be recorded as a gain or loss, not as revenue. The entity has the option to make an accounting policy election to exclude from the transaction price certain types of taxes such as sales tax, value-added tax and excise tax in lieu of evaluating such taxes they collect in all jurisdictions to determine whether a tax is levied to the entity or the customer. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of this guidance.

2.    ACCOUNTS RECEIVABLE

The following table summarizes the accounts receivables, net of allowances:

	June 30, 2016	December 31, 2015
Accounts receivable	$48,241	$41,210
Allowances	(2,358)	(2,437)
Accounts receivable, net	$45,883	$38,773

3.    INVENTORY
The following table summarizes the inventory, net of allowances:

	June 30, 2016	December 31, 2015
Finished goods	$99,322	$90,226
Inventory allowances	(30,239)	(28,224)
Inventory, net	$69,083	$62,002

Inventory includes surgical instruments available for sale with a carrying value of $8,925 and $8,946 at June 30, 2016 and December 31, 2015, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	June 30, 2016	December 31, 2015
Restricted cash	$2,221	$6,669
Landlord incentives for leasehold improvements	—	6,454
Prepaid expenses	2,884	2,408
Other	5,204	4,289
Total	$10,309	$19,820
Restricted cash represents funds designated for tenant improvements related to the new headquarters and operations facilities.
Landlord incentives for leasehold improvements represents incentives to be provided by the Landlord of our new headquarters and operations facilities under the capital lease agreement, which commenced in October 2015. Such incentives were received from our landlord upon the completion of actual improvements.

5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	June 30, 2016	December 31, 2015
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	19,551	9,717
Equipment	3-5 years	3,709	3,054
Software	3 years	4,542	4,231
Computer equipment	3 years	1,024	1,493
Furniture and office equipment	5-7 years	3,660	1,050
Vehicles and other	3 years	662	795
Total		59,617	46,809
Less accumulated depreciation and amortization		(7,283)	(8,491)
Property, plant and equipment, net		$52,334	$38,318
Depreciation and amortization expense for property, plant and equipment was $1,194 and $631 for the three months ended June 30, 2016 and 2015, respectively, and $2,071 and $1,089 for the six months ended June 30, 2016 and 2015, respectively. Included in this total is amortization expense for buildings under capital lease of $416 and $832 for the three and six months ended June 30, 2016. Interest expense on the capital lease obligation was $578 and $1,146 for the three and six months ended June 30, 2016.
As of June 30, 2016 and December 31, 2015, we had leasehold improvements of approximately $18,483 and $8,242, respectively, for our new headquarters and operations facilities which were completed and placed in service in May 2016, following our occupancy of the new premises. Furniture and equipment at June 30, 2016 includes $3,966 of furniture and other capital equipment acquired for use in our new headquarters and operations facilities, which we began to depreciate in May 2016.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	240	—	240
Subtotal		14,040	—	14,040
Subject to amortization
Developed technology	4 - 6 years	62,000	(55,134)	6,866
Licensed technology	4 - 6 years	52,600	(52,400)	200
Customer relationships	4 - 7 years	29,700	(24,927)	4,773
Patents and other	2 - 17 years	3,277	(1,214)	2,063
Subtotal		147,577	(133,675)	13,902
Intangible assets, net		$161,617	$(133,675)	$27,942

	December 31, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	266	—	266
Subtotal		14,066	—	14,066
Subject to amortization
Developed technology	4 - 6 years	62,000	(52,243)	9,757
Licensed technology	4 - 6 years	52,600	(52,325)	275
Customer relationships	4 - 7 years	29,700	(22,805)	6,895
Patents and other	2 - 17 years	3,245	(1,115)	2,130
Subtotal		147,545	(128,488)	19,057
Intangible assets, net		$161,611	$(128,488)	$33,123
Amortization expense of intangible assets was $2,586 and $2,551 for the three months ended June 30, 2016 and 2015, respectively, and $5,187 and $5,173 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the expected amortization expense for the remainder of 2016 and the following four years and thereafter is as follows:

June 30, 2016
2016	$5,189
2017	6,763
2018	267
2019	257
2020	232
Thereafter	1,194
Total	$13,902

7.    OTHER ASSETS
Other assets consist of the following:

	June 30, 2016	December 31, 2015
Surgical instruments, net	$25,221	$23,945
Restricted cash	908	1,298
Other	967	773
Total	$27,096	$26,016
Surgical instruments are stated net of accumulated amortization and allowances of $30,614 and $26,609 at June 30, 2016 and December 31, 2015, respectively. Amortization expense was $2,519 and $2,229 for the three months ended June 30, 2016 and 2015, respectively, and $4,914 and $4,384 for the six months ended June 30, 2016 and 2015, respectively.

Restricted cash balances includes deposits made on pending bids or contracts with customers.

8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Accrued commissions	$6,278	$5,336
Accrued royalties	2,755	2,704
Other	5,310	5,519
Total	$14,343	$13,559

9.        DEBT
Bank Line of Credit
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom.
The credit facility, as amended, consists of a revolving credit facility of $55,000 with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. The maturity date of the credit agreement is October 29, 2017. We had total long-term borrowing outstanding under our bank line of credit of $19,500 and $0 at June 30, 2016 and December 31, 2015, respectively. For the three and six months ended June 30, 2016, we recorded interest expense of $112 and $120, respectively. Our average interest rate on borrowings was 4.25%.
As of June 30, 2016, we had approximately $23,943 of unused borrowing capacity which is net of an issued but undrawn letter of credit for $6,000 representing a security deposit on the new corporate headquarters and operations facilities lease.

10.    STOCK-BASED COMPENSATION
As of June 30, 2016, there was a total of 2,031,649 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$39	$159	$80	$317
Research and development	130	151	311	300
Sales and marketing	426	753	943	1,471
General and administrative	1,154	945	2,521	1,821
Total	$1,749	$2,008	$3,855	$3,909

Employees	$1,742	$1,904	$3,849	$3,731
Non-employees	7	104	6	178
Total	$1,749	$2,008	$3,855	$3,909

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$668	$573	$1,317	$1,110
Restricted stock	797	—	1,999	—
Restricted stock units ("RSUs")	190	1,372	346	2,669
ESPP	94	63	193	130
Total	$1,749	$2,008	$3,855	$3,909

The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,682,019	$11.51	5.98	$31,586
Granted	444,245	14.02
Exercised	(302,501)	5.89
Expired	(5,771)	5.73
Forfeited	(18,964)	11.18
Outstanding at June 30, 2016(2)	3,799,028	$12.26	6.45	$15,171
Vested or expected to vest:
At June 30, 2016(2) (3)	3,515,910	$12.45	6.53	$13,626
Vested:
At June 30, 2016	1,702,277	$10.92	5.73	$7,987
(1)Calculated using the estimated per-share fair market value of our common stock on June 30, 2016 and December 31, 2015, which was $15.52, and $19.74, respectively.
(2)The total includes 994,768 performance-based options at June 30, 2016.
(3)Outstanding options, net of forfeiture rate.
A summary of RSUs and restricted stock activity during the six months ended June 30, 2016 is as follows:

	RSUs	Shares of Restricted Stock
Outstanding at December 31, 2015	414,001	79,940
Granted	6,410	165,217
Vested (1)	(351,029)	—
Outstanding at June 30, 2016	69,382	245,157
(1) Represents RSUs which vested in 2016. The RSUs were net settled, which resulted in our withholding of 52,638 units in lieu of withholding taxes during the six months ended June 30, 2016, which are included in this total.

11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of June 30, 2016, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,363 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.
In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $1,350 through June 30, 2016. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.
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

12.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2016 and 2015 includes both domestic and foreign income taxes at applicable statutory rates adjusted for permanent differences and valuation allowances. For the three months ended June 30, 2016 and 2015, the income tax expense was $49 and $19, resulting in an effective tax rate of (0.4)% and (0.3)%, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $74 and $42, resulting in an effective tax rate of (0.3)% and (0.2)%, respectively. The effective tax rate differs from the statutory rate due to permanent differences, an increase to the valuation allowance and foreign tax rate differentials.

13.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss per common share:
Net loss	$(11,098)	$(6,222)	$(21,283)	$(20,507)
Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	41,622,027	39,836,509	41,487,575	39,291,183
Basic and diluted loss per common share	$(0.27)	$(0.16)	$(0.51)	$(0.52)
Diluted loss per share for the three months ended June 30, 2016 and 2015 does not reflect the following outstanding common shares, as the effect would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	3,799,028	3,576,664	3,799,028	3,576,664
RSUs	69,382	414,001	69,382	414,001
Restricted stock	245,157	—	245,157	—

14.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 23.6% and 24.3% of total revenue for the three and six months ended June 30, 2016; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$45,238	$41,434	$87,431	$76,596
International	13,989	14,920	28,102	30,182
Total	$59,227	$56,354	$115,533	$106,778
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

In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased approximately $872 and $1,301 for the three and six months ended June 30, 2015 to conform to the current year presentation.
The following table represents domestic revenue by current procedure category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Complex spine	$18,535	$17,131	$34,465	$31,352
Minimally invasive	7,005	6,042	13,886	11,422
Degenerative	19,698	18,261	39,080	33,822
	45,238	41,434	87,431	76,596
International	13,989	14,920	28,102	30,182
Total	$59,227	$56,354	$115,533	$106,778

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
We categorize our revenue in the United States amongst revenue generated from the treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving traditional non-MIS products treating degenerative spinal conditions such as traditional spinal fusions. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of June 30, 2016, our U.S. sales force consisted of 130 direct sales employees and 90 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock options. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 37 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, use independent agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For the three and six months ended June 30, 2016, international sales accounted for approximately 23.6% and 24.3% of our revenue. As of June 30, 2016, our international sales force consisted of 37 direct sales employees, 10 independent agencies and 25 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product extensions. During the three and six months ended June 30, 2016, revenue denominated in currencies other than in U.S. dollars represented less than 10.0% of our consolidated revenue.
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
In markets where we have a direct presence, we generally assign our surgical sets to our direct sales employees and agency partners. A surgical set typically contains the instruments, including any disposables, and spinal implants necessary to complete a successful surgery. With our support, the direct sales employee maintains the surgical sets and places them with our hospital customers for use by surgeons. We recognize revenue upon receipt of a delivered order confirming that our products have been used in a surgical procedure or following shipment and transfer of title to a hospital that purchases products in advance of the surgery.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. International revenue was 23.6% and 26.5% of total revenue for the three months ended June 30, 2016 and 2015, respectively, compared to 24.3% and 28.3% of total revenue for the six months ended June 30, 2016 and 2015, respectively.
We generated 56.5% and 55.9% of our U.S. revenue for the three months ended June 30, 2016 and 2015, respectively from the sale of our complex spine and MIS products and 55.3% and 55.8% for the six months ended June 30, 2016 and 2015, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
For 2016, we expect an overall decline in our international revenue from our distributors in Australia and Japan when compared to 2015. The expected decrease is a result of factors including the status of our product registrations, changes in distributor management and their approach to inventory management and the impact of anticipated fluctuations in foreign exchange rates relative to the U.S. dollar on instrument and implant purchase decisions. Revenue from distributors in our Asia/Pacific markets, which includes Australia and Japan represented approximately 4.5% and 6.8% for the three months ended June 30, 2016 and 2015, respectively, compared to 4.7% and 7.9% for the six months ended June 30, 2016 and 2015, respectively.
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants, disposables, instruments and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet FDA, International Organization for Standardization (ISO) and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, inbound shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants' compensation and stock-based compensation expense. Through December 31, 2015, our cost of revenue included the effect of a 2.3% excise tax on the sale of medical devices sold in the United States. Such tax was suspended by the U.S. for a two year period beginning in 2016. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
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
Sales and Marketing
Sales and marketing expenses primarily consist of commissions to our independent agencies, as well as compensation, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and clinical sales support departments. Sales and marketing also includes the costs of medical education, training, sales related shipping and corporate communications activities. We expect our sales and marketing expenses will increase in absolute terms due to increased sales volume, the continued expansion of our sales force and the continued design and commercialization of new products.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the expected exit of United Kingdom from the European Union (“EU”) such as greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue	$59,227	$56,354	$115,533	$106,778
Cost of revenue	19,631	18,620	39,235	36,117
Gross profit	39,596	37,734	76,298	70,661
Operating expenses:
Research and development	5,762	5,021	10,790	9,654
Sales and marketing	28,993	27,770	56,748	52,780
General and administrative	14,183	13,579	28,031	26,908
Total operating expenses	48,938	46,370	95,569	89,342
Loss from operations	(9,342)	(8,636)	(19,271)	(18,681)
Other (expense) income, net:
Foreign currency transaction loss	(972)	2,597	(552)	(1,540)
Interest expense	(735)	(164)	(1,386)	(244)
Total other (expense) income, net	(1,707)	2,433	(1,938)	(1,784)
Loss before income tax expense	(11,049)	(6,203)	(21,209)	(20,465)
Income tax expense	49	19	74	42
Net loss	$(11,098)	$(6,222)	$(21,283)	$(20,507)
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands)
United States	$45,238	$41,434	$3,804	9.2%
International	13,989	14,920	(931)	(6.2)%
Total revenue	$59,227	$56,354	$2,873	5.1%
Total revenue increased $2.8 million, or 5.1%, to $59.2 million for the three months ended June 30, 2016 from $56.4 million for the three months ended June 30, 2015. The increase in revenue was primarily driven by $7.5 million in greater sales volume from new surgeon users in the United States, a $3.2 million increase in the United States resulting from new product offerings, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue in international distributor revenue in Japan and Saudi Arabia.
U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically, these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $0.9 million for the three months ended June 30, 2015 to conform to the current year presentation.

	Three Months Ended June 30, 2016
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$18,535	$17,131	$1,404	8.2%
Minimally invasive	7,005	6,042	963	15.9%
Degenerative	19,698	18,261	1,437	7.9%
Total U.S. revenue	$45,238	$41,434	$3,804	9.2%
U.S. revenue increased $3.8 million, or 9.2%, to $45.2 million for the three months ended June 30, 2016 from $41.4 million for the three months ended June 30, 2015. Sales in our complex spine, MIS and degenerative categories represented 41.0%, 15.5% and 43.5% of U.S. revenue, respectively, for the three months ended June 30, 2016, compared to 41.3%, 14.6% and 44.1% of U.S. revenue, respectively, for the three months ended June 30, 2015. The overall U.S. revenue growth was driven by new surgeon users representing $7.5 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $1.4 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.5 million. MIS growth of $1.0 million primarily reflects increased surgeon usage of our EVEREST(R) minimally invasive products of $0.8 million and increased usage of our biomaterials offerings of $0.2 million. Degenerative growth of $1.4 million primarily reflects surgeon usage of our new CASCADIA™ interbody devices featuring Lamellar 3D Titanium Technology™ of $1.9 million.
International Revenue
International revenue decreased $0.9 million, or 6.2%, to $14.0 million for the three months ended June 30, 2016 from $14.9 million for the three months ended June 30, 2015. International revenue decreased primarily as a result of reduced investments by our distributor partner in Saudi Arabia of $0.9 million and a disruption in the registration of our products in Japan resulting in a $0.7 million reduction, partially offset by increases in our direct markets of $0.3 million, primarily Germany and Ireland.
Cost of Revenue
Cost of revenue increased $1.0 million, or 5.4%, to $19.6 million for the three months ended June 30, 2016 from $18.6 million for the three months ended June 30, 2015. The increase was primarily due to increased sales volume and higher inventory reserve expense. Instrument amortization expense increased $0.4 million, or 12.4%, to $3.4 million for the three months ended June 30, 2016 from $3.0 million in the three months ended June 30, 2015. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $(0.9) million for the three months ended June 30, 2016, representing expected recoveries of over paid taxes as compared to $0.7 million expense for the three months ended June 30, 2015. The medical device excise tax was suspended by the U.S. for a two year period beginning in January, 2016.
Gross Profit
Gross profit decreased as a percentage of revenue to 66.9% for the three months ended June 30, 2016 from 67.0% for the three months ended June 30, 2015. The decrease in gross profit as a percentage of revenue is primarily due to higher inventory reserve expense and increased instrument amortization expense, mostly offset by the suspension and expected recoveries of the medical device excise tax.
Research and Development
Research and development expenses increased $0.8 million, or 14.8%, to $5.8 million for the three months ended June 30, 2016 from $5.0 million for the three months ended June 30, 2015. The increase was primarily due to increased spending on third-party research, prototypes, and testing.
Sales and Marketing

Sales and marketing expenses increased $1.2 million, or 4.4%, to $29.0 million for the three months ended June 30, 2016 from $27.8 million for the three months ended June 30, 2015. The increase was primarily due to an increase in sales commissions as a result of increased sales volume and increased spending on meetings and conferences.
General and Administrative
General and administrative expenses increased $0.6 million, or 4.4%, to $14.2 million for the three months ended June 30, 2016 from $13.6 million for the three months ended June 30, 2015. The increase was primarily due to higher payroll expenses, including stock-based compensation, partially offset by decreased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.6 million for both the three months ended June 30, 2016 and 2015.
Other (Expense) Income, net
Other (expense) income, net, increased $4.1 million, to $(1.7) million for the three months ended June 30, 2016 from $2.4 million for the three months ended June 30, 2015. The increase in other (expense) income, net was primarily attributable to an increase of $3.6 million in unrealized losses from foreign currency remeasurement on intercompany payable balances and interest expense incurred on the capital lease obligation related to our new headquarters and operations facilities.
Net Loss
Net loss increased $4.9 million, or 78.4%, to $11.1 million for the three months ended June 30, 2016 from $6.2 million for the three months ended June 30, 2015. The increase in our net loss was primarily attributable to increases in losses from foreign currency remeasurement on intercompany payable balances and interest expense incurred on the capital lease.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands)
United States	$87,431	$76,596	$10,835	14.1%
International	28,102	30,182	(2,080)	(6.9)%
Total revenue	$115,533	$106,778	$8,755	8.2%
Total revenue increased $8.7 million, or 8.2%, to $115.5 million for the six months ended June 30, 2016 from $106.8 million for the six months ended June 30, 2015. The increase in revenue was primarily driven by $11.4 million in greater sales volume from new surgeon users in the United States, partially offset by a reduction in revenue in our international distributor markets, primarily Australia, Saudi Arabia, and Japan. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically, these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $1.3 million for the six months ended June 30, 2015 to conform to the current year presentation.

	Six Months Ended June 30,
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$34,465	$31,352	$3,113	9.9%
Minimally invasive	13,886	11,422	2,464	21.6%
Degenerative	39,080	33,822	5,258	15.5%
Total U.S. revenue	$87,431	$76,596	$10,835	14.1%

U.S. revenue increased $10.8 million, or 14.1%, to $87.4 million for the six months ended June 30, 2016 from $76.6 million for the six months ended June 30, 2015. Sales in our complex spine, MIS and degenerative categories represented 39.4%, 15.9% and 44.7% of U.S. revenue, respectively, for the six months ended June 30, 2016, compared to 40.9%, 14.9% and 44.2% of U.S. revenue, respectively, for the six months ended June 30, 2015. The overall U.S. revenue growth was driven by new surgeon users representing $11.4 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $3.1 million reflects increased surgeon usage of our EVEREST system of $3.0 million. MIS growth of $2.5 million primarily reflects increased surgeon usage of our EVEREST minimally invasive products of $1.7 million and our new CASCADIA interbody devices featuring Lamellar 3D Titanium Technology of $1.0 million. Degenerative growth of $5.3 million primarily reflects increased surgeon usage of our new CASCADIA interbody devices featuring Lamellar 3D Titanium Technology of $3.2 million, increased usage of our EVEREST product line of $1.9 million, and increased surgeon usage of our biomaterials offering of $1.3 million.
International Revenue
International revenue decreased $2.1 million, or 6.9%, to $28.1 million for the six months ended June 30, 2016 from $30.2 million for the six months ended June 30, 2015. International revenue decreased primarily as a result of reduced investments by our distributor partners in Australia of $1.5 million and Saudi Arabia of $1.1 million as well as a disruption in the registration of our products in Japan of $0.8 million, partially offset by increases in our direct markets of $0.9 million, primarily Germany and Ireland.
    Cost of Revenue
Cost of revenue increased $3.1 million, or 8.6%, to $39.2 million for the six months ended June 30, 2016 from $36.1 million for the six months ended June 30, 2015. The increase was primarily due to increased sales volume, inventory reserve allowance, and instrument amortization expense associated with our continued investment in inventory. Instrument amortization expense increased $0.7 million, or 11.5%, to $6.7 million in the six months ended June 30, 2016 from $6.0 million for the six months ended June 30, 2015. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $(0.9) million representing expected recoveries of over paid taxes and an expense of $1.3 million for the six months ended June 30, 2016 and 2015, respectively.
Gross Profit
Gross profit decreased as a percentage of revenue to 66.0% for the six months ended June 30, 2016 from 66.2% for the six months ended June 30, 2015. The decrease in gross profit as a percentage of revenue is primarily due to increased inventory allowance and higher instrument amortization expense, mostly offset by the suspension of the medical device excise tax.
Research and Development
Research and development expenses increased $1.1 million, or 11.8%, to $10.8 million for the six months ended June 30, 2016 from $9.7 million for the six months ended June 30, 2015. The increase was primarily due to higher payroll expense, including stock-based compensation, and increased development of products in our product pipeline.
Sales and Marketing
Sales and marketing expenses increased $3.9 million, or 7.5%, to $56.7 million for the six months ended June 30, 2016 from $52.8 million for the six months ended June 30, 2015. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our hiring of direct sales employees since June 30, 2014. The increase is also due in part to increased spending on meetings and conferences.
General and Administrative
General and administrative expenses increased $1.1 million, or 4.2%, to $28.0 million for the six months ended June 30, 2016 from $26.9 million for the six months ended June 30, 2015. The increase was primarily due to increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of RSUs and restricted stock awards, partially offset by decreased third-party legal expenses. General and administrative expenses included amortization of intangible assets of $5.2 million in the six months ended June 30, 2016 and 2015.
Other (Expense) Income, net
Other expense, net, increased $0.1 million to $1.9 million for the six months ended June 30, 2016 from $1.8 million for the six months ended June 30, 2015. The increase in other expense was attributable to an increase in interest expense of $1.1 million, partially offset by a $0.9 million decrease in unrealized losses from foreign currency translation on intercompany payable balances.
Net Loss
Net loss increased $0.8 million or 3.8% to $21.3 million for the six months ended June 30, 2016 from $20.5 million for the six months ended June 30, 2015. The increase in our net loss was primarily attributable to higher operating expenses attributable to greater sales activity.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(11,098)	$(6,222)	(21,283)	(20,507)
Interest expense	735	164	1,386	244
Income tax expense	49	19	74	42
Depreciation and amortization	7,294	6,234	14,037	12,270
Stock-based compensation expense	1,749	2,008	3,855	3,909
Foreign currency transaction loss (gain)	972	(2,597)	552	1,540
Adjusted EBITDA	$(299)	$(394)	$(1,379)	$(2,502)
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
As of June 30, 2016, we had cash and cash equivalents of $19.8 million as compared to $34.6 million as of December 31, 2015. We had working capital of $98.9 million as of as June 30, 2016 compared to $107.4 million as of December 31, 2015.

In addition, we had total long-term borrowings outstanding under our credit facility of $19.5 million compared to $0 at June 30, 2016 and December 31, 2015, respectively.
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
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and partnering with independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash and cash equivalents and availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. In addition, we may obtain additional liquidity to continue to execute our business strategy through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
Although we believe that these sources will provide sufficient liquidity for us to meet our liquidity needs for the foreseeable future, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment. If those factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015, respectively:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(16,057)	$(12,335)
Net cash used in investing activities	(18,920)	(6,454)
Net cash provided by financing activities	20,376	36,338
Effect of exchange rate on cash	(209)	(173)
Net change in cash and cash equivalents	$(14,810)	$17,376
Cash Used in Operating Activities
Net cash used in operating activities increased $3.8 million to $16.1 million for the six months ended June 30, 2016 from $12.3 million for the six months ended June 30, 2015. The increase in net cash used in operations was primarily due to increased inventory purchases during the six months ended June 30, 2016 to support our business growth plans and the timing of prepaid expenses and other current asset payments.
    Cash Used in Investing Activities
Net cash used in investing activities increased $12.4 million to $18.9 million for the six months ended June 30, 2016 from $6.5 million for the six months ended June 30, 2015. The increase in net cash used in investing activities was primarily attributable to investments in furniture and equipment that were placed in service during the current quarter following our move to the new corporate headquarters and operations facilities and increased purchases of surgical instruments. These cash outlays were partially offset by the use of restricted cash to fund a portion of our leasehold improvements. Cash used from investing activities for the six months ended June 30, 2016 also included a milestone payment of approximately $1.3 million following the clearance of our CE Marking from the Notified Body (BSI Group) with respect to our RHINE™ cervical arthroplasty solution intended for markets outside the U.S.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $15.9 million to $20.4 million for the six months ended June 30, 2016 from $36.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we borrowed $19.5 million from our line of credit. We generated cash proceeds from issuances of common stock, net of issuance costs of $35.4 million during the six months ended June 30, 2015.
Capital Expenditures
Our capital expenditures were $22.1 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively, consisting primarily of consigned instrumentation to support surgical sales and expansion of our global distribution network and an increase in property, plant and equipment expenditures resulting from our move to the new corporate headquarters and operations facilities.
During the second quarter of 2016, we completed the leasehold improvements necessary to commence operations at our new corporate headquarters and operations facility. In addition, we completed the build-out for the relocation of our Malvern, Pennsylvania operations into the new Leesburg facility.  During the six months ended June 30, 2016, we paid approximately $8.5 million for the associated improvements and build-out costs and approximately $3.4 million for furniture, fixtures and capital equipment.  These improvements and other capital costs were funded through a combination of escrow amounts (restricted cash) of $4.4 million, cash on hand and borrowings under our credit facility.  In addition, we expect to pay approximately $2.6 million to complete the build-out and improvement efforts in the third quarter of 2016 of which approximately $2.0 million will be funded from remaining escrow (restricted cash) balances and $0.6 million from cash and cash equivalents and borrowings.
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
The credit facility, as amended, consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. The maturity date of the credit agreement is October 29, 2017. As of June 30, 2016, we had $19.5 million Alternate Base Rate ("ABR") loans outstanding on the credit facility and approximately $23.9 million of unused borrowing capacity. In addition, we had one issued and undrawn letter of credit for $6.0 million representing a security deposit on the new corporate headquarters and operations facilities lease.
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
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month; restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at June 30, 2016.

Off-Balance Sheet Arrangements
As of June 30, 2016, we had one issued but undrawn letter of credit for $6.0 million representing a security deposit on the new corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have reviewed our policies and determined that those policies remain the Company’s critical accounting policies as of and for the three and six months ended June 30, 2016.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of June 30, 2016, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction (loss) gain of $(1.0) million and $2.6 million in the three months ended June 30, 2016 and 2015, respectively, compared to $(0.6) million and $(1.5) million during the six months ended months ended June 30, 2016 and 2015, respectively.
The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment (loss) income of $(1.4) million and $(1.0) million in the three months ended June 30, 2016 and 2015, respectively, and $(2.2) and $1.7 million during the six months ended June 30, 2016 and 2015, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.9% and 14.5% of our revenue for the three and six months ended June 30, 2016 and represented 33.1% of our net outstanding accounts receivable at June 30, 2016.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
During the period April 1, 2016 to June 30, 2016, we issued an aggregate of 3,665 shares of our common stock under the 2010 independent agent stock option plan to agents or other non-employees upon exercise of stock options for aggregate consideration of approximately $34 thousand.
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

10.1 K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 14, 2016 (File No. 001-36443)).
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

K2M Group Holdings, Inc. (Registrant)

August 3, 2016	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

EXHIBIT INDEX

10.1 K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 14, 2016 (File No. 001-36443)).

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