Form 10-Q
period 2016-09-30
K2M GROUP HOLDINGS, INC.
filed 2016-11-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, on October 27, 2016 was 42,197,647.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance new product offerings through research and development;

•	our ability to manage expected growth;

•	acquisitions of or investments in new or complementary businesses, products or technologies;

•	our ability to train surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	availability of borrowings under our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Federal Corrupt Practices Act (“FCPA”) and similar laws;

•	possible conflicts of interest with our large shareholders;

•	increased costs and additional regulations and requirements as a result of being a public company; and

•	our ability to implement and maintain effective internal control over financial reporting.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$46,117	$34,646
Accounts receivable, net	43,215	38,773
Inventory, net	66,737	62,002
Prepaid expenses and other current assets	6,443	19,820
Total current assets	162,512	155,241
Property, plant and equipment, net	51,021	38,318
Goodwill	121,814	121,814
Intangible assets, net	25,340	33,123
Other assets, net	30,579	26,016
Total assets	$391,266	$374,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$937	$284
Accounts payable	14,528	22,483
Accrued expenses	13,789	13,559
Accrued payroll liabilities	12,318	11,507
Total current liabilities	41,572	47,833
Convertible senior notes	36,383	—
Capital lease obligation, net of current maturities	35,187	34,140
Deferred income taxes, net	5,009	5,042
Other liabilities	820	835
Total liabilities	118,971	87,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,206,258 and 41,337,692 shares issued and 42,197,647 and 41,337,692 shares outstanding, respectively.	42	41
Additional paid-in capital	471,915	454,153
Accumulated deficit	(198,614)	(169,421)
Accumulated other comprehensive (loss) income	(914)	1,889
Treasury stock, at cost, 8,611 and 0 shares, respectively.	(134)	—
Total stockholders’ equity	272,295	286,662
Total liabilities and stockholders’ equity	$391,266	$374,512

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$59,310	$55,009	$174,843	$161,787
Cost of revenue	19,512	17,390	58,747	53,507
Gross profit	39,798	37,619	116,096	108,280
Operating expenses:
Research and development	5,199	5,154	15,989	14,808
Sales and marketing	27,384	26,808	84,132	79,588
General and administrative	13,312	15,667	41,343	42,575
Total operating expenses	45,895	47,629	141,464	136,971
Loss from operations	(6,097)	(10,010)	(25,368)	(28,691)
Other expense, net:
Foreign currency transaction loss	(547)	(12)	(1,099)	(1,552)
Interest expense	(1,319)	(110)	(2,705)	(354)
Total other expense, net	(1,866)	(122)	(3,804)	(1,906)
Loss before income taxes	(7,963)	(10,132)	(29,172)	(30,597)
Income tax (benefit) expense	(53)	83	21	125
Net loss	(7,910)	(10,215)	(29,193)	(30,722)
Basic and diluted	$(0.19)	$(0.25)	$(0.70)	$(0.77)
Weighted average shares outstanding:
Basic and diluted	41,940,370	41,074,245	41,639,609	39,892,068
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(7,910)	$(10,215)	$(29,193)	$(30,722)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(608)	(951)	(2,803)	719
Other comprehensive (loss) income	(608)	(951)	(2,803)	719
Comprehensive loss	$(8,518)	$(11,166)	$(31,996)	$(30,003)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	41,337,692	$41	$454,153	$(169,421)	$1,889	$—	$286,662
Net loss	—	—	—	(29,193)	—	—	(29,193)
Other comprehensive loss	—	—	—	—	(2,803)	—	(2,803)
Stock-based compensation expense	—	—	5,381	—	—	—	5,381
Convertible senior notes equity conversion option	—	—	11,666	—	—	—	11,666
Debt issuance costs allocated to equity	—	—	(680)	—	—	—	(680)
Issuances and exercise of stock-based compensation benefit plans, net of income tax	859,955	1	1,395	—	—	(134)	1,262
Balance at September 30, 2016	42,197,647	$42	$471,915	$(198,614)	$(914)	$(134)	$272,295

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(29,193)	$(30,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,452	18,396
Provision for allowance for doubtful accounts	(18)	177
Provision for inventory reserves	2,817	1,128
Stock-based compensation expense	5,381	8,863
Accretion of discounts and amortization of issuance costs of convertible senior notes	558	—
Deferred income taxes	(33)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,292)	(7,729)
Inventory	(6,466)	(6,839)
Prepaid expenses and other assets	(7,636)	(5,262)
Accounts payable, accrued expenses, and accrued payroll liabilities	3,442	8,795
Net cash used in operating activities	(14,988)	(13,193)
Investing activities
Purchase of surgical instruments	(10,986)	(6,595)
Purchase of property, plant and equipment	(16,338)	(2,424)
Changes in cash restricted for leasehold improvements	6,153	—
Purchase of intangible assets	(1,282)	(538)
Net cash used in investing activities	(22,453)	(9,557)
Financing activities
Borrowings on bank line of credit	19,500	25,000
Payments on bank line of credit	(19,500)	(25,000)
Proceeds from issuance of convertible senior notes, net of issuance costs	47,575	—
Proceeds from issuances of common stock, net of issuance costs	—	54,401
Issuances and exercise of stock-based compensation benefit plans, net of income tax	1,262	925
Net cash provided by financing activities	48,837	55,326
Effect of exchange rate changes on cash and cash equivalents	75	(311)
Net increase in cash and cash equivalents	11,471	32,265
Cash and cash equivalents at beginning of period	34,646	11,411
Cash and cash equivalents at end of period	$46,117	$43,676

Significant non-cash investing activities
Leasehold improvements, including property under capital lease	$598	$—

Significant non-cash financing activities
Deferred convertible senior notes issuance costs	$486	$—
Common stock offering costs	$—	$244

Cash paid for:
Income taxes	$177	$93
Interest	$339	$91
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Ended September 30, 2016 and 2015
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “K2M,” “the Company,” “we,” “us” and “our,” refer to K2M Group Holdings, Inc. together with its consolidated subsidiaries.
We are a global medical device company focused on designing, developing and commercializing innovative complex spine and minimally invasive technologies and techniques. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development, and commercialization of an expanding number of proprietary minimally invasive surgery, or MIS, products. Our MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches for both complex spine and degenerative spine pathologies. We have leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statement of changes in stockholders’ equity as of September 30, 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of future results. All information as of September 30, 2016 and for the three and nine month periods ending September 30, 2016 and 2015 within these notes to the condensed consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants and the if-converted method is used to determine the dilutive effect of the convertible senior notes. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of September 30, 2016, shares of restricted stock contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.

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
Recent Accounting Pronouncements
We qualify as an “emerging growth company” (EGC) pursuant to the provisions of the JOBS Act and elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the EGC extension) until non-issuers are required to comply with such standards. Accordingly, so long as we continue to qualify as an EGC, we will not have to adopt or comply with new or revised accounting standards until non-issuers are required to comply with such standards.
In March 2016, the Financial Accounting Standards Board, or FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (Topic 815), which addresses the accounting for embedded derivatives related to debt contracts. The update clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence. It also indicates that entities are not required to separately assess whether the contingency itself is clearly and closely related. For public entities the guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance. We are currently assessing the impact of this guidance.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which addresses principal versus agent considerations, reporting revenue gross versus net in the new revenue recognition standard. The guidance clarifies how an entity should evaluate the unit of accounting to determine whether it is a specified good or service and how it should apply the control principle to certain types of arrangements. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. We are currently assessing the impact of this guidance.
In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve employee share-based payment accounting for companies that issue share-based awards to their employees. This guidance simplifies the accounting for share-based payment transactions, including consequences of income tax award, classification as either equity or liability, treatment of forfeitures, and classification on statement of cash flows. The recognition, measurement and reporting for share-based payments will be affected by this new guidance. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact of this guidance.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which includes final amendments to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property ("IP") in its new revenue recognition standard. The amendment allows entities to disregard goods or services that are immaterial in the context of a contract, assess whether the performance obligation is separately identifiable and whether the shipping and handling activities are a promised service in a contract. This guidance also clarifies how an entity should evaluate the nature of its promise in granting an IP license and when a promised good or service is distinct within the context of a contract. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of this guidance.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies that for a contract to be considered completed the entity should evaluate the collectability threshold or probability of collecting revenue. It provides that the fair value of noncash consideration such as equity should be measured at contract inception when determining the transaction price and any subsequent changes must be recorded as a gain or loss, not as revenue. The entity has the option to make an accounting policy election to exclude from the transaction price certain types of taxes such as sales tax, value-added tax and excise tax in lieu of evaluating such taxes they collect in all jurisdictions to determine whether a tax is levied to the entity or the customer. The guidance will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. We are currently assessing the impact of this guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees, and beneficial interests obtained in a financial asset securitization. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. For public entities the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently assessing the impact of this guidance.
2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	September 30, 2016	December 31, 2015
Accounts receivable	$45,395	$41,210
Allowances	(2,180)	(2,437)
Accounts receivable, net	$43,215	$38,773
3.    INVENTORY
The following table summarizes the inventory, net of allowances:

	September 30, 2016	December 31, 2015
Finished goods	$99,478	$90,226
Inventory allowances	(32,741)	(28,224)
Inventory, net	$66,737	$62,002

Inventory includes surgical instruments available for sale with a carrying value of $10,499 and $8,946 at September 30, 2016 and December 31, 2015, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	September 30, 2016	December 31, 2015
Restricted cash	$517	$6,669
Landlord incentives for leasehold improvements	—	6,454
Prepaid expenses	2,522	2,408
Other	3,404	4,289
Total	$6,443	$19,820
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
5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	September 30, 2016	December 31, 2015
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	19,317	9,717
Equipment	3-5 years	3,754	3,054
Software	3 years	4,644	4,231
Computer equipment	3 years	1,050	1,493
Furniture and office equipment	5-7 years	3,678	1,050
Vehicles and other	3 years	749	795
Total		59,661	46,809
Less accumulated depreciation and amortization		(8,640)	(8,491)
Property, plant and equipment, net		$51,021	$38,318
Depreciation and amortization expense for property, plant and equipment was $1,374 and $423 for the three months ended September 30, 2016 and 2015, respectively, and $3,526 and $1,513 for the nine months ended September 30, 2016 and 2015, respectively. Included in this total is amortization expense for buildings under capital lease, for which occupancy commenced in October 2015, of $416 and $1,247 for the three and nine months ended September 30, 2016. Interest expense on the capital lease obligation was $554 and $1,700 for the three and nine months ended September 30, 2016.
As of September 30, 2016 and December 31, 2015, we had leasehold improvements of approximately $18,745 and $8,242, respectively, for our new headquarters and operations facilities which were completed and placed in service in May 2016, following our occupancy of the new premises. Furniture and equipment at September 30, 2016 includes $4,059 of furniture and other capital equipment acquired for use in our new headquarters and operations facilities, which we began to depreciate in May 2016.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	September 30, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	233	—	233
Subtotal		14,033	—	14,033
Subject to amortization
Developed technology	4 - 6 years	62,000	(56,581)	5,419
Licensed technology	4 - 6 years	52,600	(52,437)	163
Customer relationships	4 - 7 years	29,700	(25,988)	3,712
Patents and other	2 - 17 years	3,277	(1,264)	2,013
Subtotal		147,577	(136,270)	11,307
Intangible assets, net		$161,610	$(136,270)	$25,340

	December 31, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	266	—	266
Subtotal		14,066	—	14,066
Subject to amortization
Developed technology	4 - 6 years	62,000	(52,243)	9,757
Licensed technology	4 - 6 years	52,600	(52,325)	275
Customer relationships	4 - 7 years	29,700	(22,805)	6,895
Patents and other	2 - 17 years	3,245	(1,115)	2,130
Subtotal		147,545	(128,488)	19,057
Intangible assets, net		$161,611	$(128,488)	$33,123
Amortization expense of intangible assets was $2,594 and $2,560 for the three months ended September 30, 2016 and 2015, respectively, and $7,781 and $7,733 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the expected amortization expense for the remainder of 2016 and the following four years and thereafter is as follows:

September 30, 2016
2016	$2,594
2017	6,763
2018	267
2019	257
2020	232
Thereafter	1,194
Total	$11,307

7.    OTHER ASSETS
Other assets consist of the following:

	September 30, 2016	December 31, 2015
Surgical instruments, net	$26,936	$23,945
Restricted cash	2,411	1,298
Other	1,232	773
Total	$30,579	$26,016
Surgical instruments are stated net of accumulated amortization and allowances of $31,603 and $26,609 at September 30, 2016 and December 31, 2015, respectively. Amortization expense was $2,517 and $2,304 for the three months ended September 30, 2016 and 2015, respectively, and $7,431 and $6,688 for the nine months ended September 30, 2016 and 2015, respectively.
Restricted cash balances includes deposits made on pending bids or contracts with customers.
8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Accrued commissions	$5,834	$5,336
Accrued royalties	3,081	2,704
Other	4,874	5,519
Total	$13,789	$13,559
9.        DEBT
Convertible Senior Notes
On August 11, 2016, we issued $50,000 aggregate principal amount of convertible senior notes (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of $47,091, after deducting underwriting discounts and commissions and offering expenses of $2,909. The Notes are governed by an indenture (the “Indenture”) between the Company and the Bank of New York Mellon dated August 11, 2016.
The Notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption; and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
The Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after August 15, 2021, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any. If a “fundamental change” occurs prior to the stated maturity date, then noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, the Indenture contains customary terms and covenants and events of default with respect to the Notes.
Pursuant to ASC 470, we have bifurcated the debt and equity components of the Notes. The separation was performed by determining the fair value of a similar debt instrument without the associated equity component. That amount was then deducted from the initial gross proceeds of the Notes to arrive at a residual amount which was allocated to the conversion feature that is classified as equity. The difference between the principal amount of the Notes and estimated fair value of the liability component without the embedded equity component (representing the fair value of the embedded equity component) is recorded as a debt discount and an increase to additional paid in capital on the issuance date of the Notes.
The initial fair value of the indebtedness and the embedded conversion option was $38,334 and $11,666, respectively. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the Notes. The initial purchaser discounts and commissions and offering expenses totaled $2,909 and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2,228 attributable to the indebtedness was recorded as a reduction to the carrying value of the Notes, in accordance with our early adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, to be subsequently amortized as interest expense over the term of Notes, and $681 attributable to the equity component was recorded a reduction to additional paid-in-capital in stockholders’ equity.
For the three and nine months ended September 30, 2016, we recognized $558 of interest expense related to the Notes, of which $281 was accrued and will be paid in cash and $277 was non-cash accretion of the debt discounts recorded. The Notes have been classified as long-term debt on our condensed consolidated balance sheet. As of September 30, 2016, the fair value of the Notes was $38,648.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. On August 8, 2016, we entered into an amendment to the credit agreement, which extended its maturity date to April 26, 2018. As amended, the credit facility consists of a revolving credit facility ("Bank Line of Credit") of $55,000 with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. In addition, the agreement was amended to permit us to make certain cash distributions for interest and other payments due under the Notes, distribute up to $4,000 in aggregate for interest payments on the Notes and up to $1,500 in aggregate for cash payments in connection with any conversions of the Notes. We were in compliance with all the financial and other covenants of the credit facility at September 30, 2016.
On August 31, 2016, we used a portion of the proceeds from the Notes offering to prepay all $19,500 aggregate principal amounts outstanding under the bank line of credit.
For the three and nine months ended September 30, 2016, we recorded interest expense of $143 and $263, respectively. and amounts of $51 and $143, respectively, related to the amortization of loan issuance fees. Our average interest rate on borrowings under the bank line of credit was 4.25%.
As of September 30, 2016, we had $46,558 of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6,000 representing a security deposit on the corporate headquarters and operations facilities lease.

10.    STOCK-BASED COMPENSATION
As of September 30, 2016, there was a total of 2,004,755 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$44	$200	$124	$517
Research and development	85	374	396	673
Sales and marketing	341	1,672	1,283	3,143
General and administrative	1,057	2,709	3,578	4,530
Total	$1,527	$4,955	$5,381	$8,863

Employees	$1,519	$4,907	$5,367	$8,638
Non-employees	8	48	14	225
Total	$1,527	$4,955	$5,381	$8,863

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$819	$3,279	$2,135	$4,388
Restricted stock	346	—	692	—
Restricted stock units ("RSUs")	262	1,590	2,261	4,259
Employee Stock Purchase Plan	100	86	293	216
Total	$1,527	$4,955	$5,381	$8,863
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,682,019	$11.51	5.98	$31,586
Granted	466,566	14.42
Exercised	(367,328)	6.27
Expired	(5,771)	5.73
Forfeited	(33,707)	10.54
Outstanding at September 30, 2016(2)	3,741,779	$12.40	6.27	$22,150
Vested or expected to vest:
At September 30, 2016(2) (3)	3,461,891	$12.57	6.36	$19,995
Vested:
At September 30, 2016	1,743,949	$11.73	5.76	$11,205
(1) Calculated using the estimated per-share fair market value of our common stock on September 30, 2016 and December 31, 2015, which was $17.78, and $19.74, respectively.
(2) The total includes 993,740 performance-based options at September 30, 2016.
(3) Outstanding options, net of expected forfeitures.

A summary of RSU and restricted stock activity during the nine months ended September 30, 2016 is as follows:

	RSUs	Shares of Restricted Stock
Outstanding at December 31, 2015	414,001	79,940
Granted	15,101	165,217
Vested (1) (2)	(351,029)	(26,652)
Outstanding at September 30, 2016	78,073	218,505
(1) Represents RSUs vested in 2016. These were net settled, which resulted in our withholding of 52,638 RSUs in lieu of withholding taxes during the nine months ended September 30, 2016, and are included in this total.
(2) Represents shares of restricted stock vested in 2016. 8,611 shares were returned to us in lieu of withholding taxes during the nine months ended September 30, 2016 and are reflected as Treasury Stock.
11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of September 30, 2016, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,418 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.
In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $1,350 through September 30, 2016. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.
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
12.    INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2016 and 2015 includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended September 30, 2016 and 2015, the income tax (benefit) expense was $(53) and $83, resulting in an effective tax rate of 0.7% and (0.8)%, respectively. For the nine months ended September 30, 2016 and 2015, income tax expense was $21 and $125, resulting in an effective tax rate of (0.1)% and (0.4)%, respectively. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.

13.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss per common share:
Net loss	$(7,910)	$(10,215)	$(29,193)	$(30,722)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	41,940,370	41,074,245	41,639,609	39,892,068
Basic and diluted loss per common share	$(0.19)	$(0.25)	$(0.70)	$(0.77)
The following outstanding Company securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	3,741,779	3,750,830	3,741,779	3,750,830
RSUs	78,073	414,001	78,073	414,001
Restricted stock	218,505	79,940	218,505	79,940
As discussed in Note 9, in August 2016, we issued $50,000 aggregate principal amount of Notes. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of Notes is excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2016 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Conversion of Notes	2,917,165	2,917,165
14.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 22.5% and 23.7% of total revenue for the three and nine months ended September 30, 2016; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.

The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$45,978	$39,459	$133,409	$116,055
International	13,332	15,550	41,434	45,732
Total	$59,310	$55,009	$174,843	$161,787
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
In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased $1,057 and $2,358 for the three and nine months ended September 30, 2015 to conform to the current year presentation.
The following table represents domestic revenue by current procedure category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Complex spine	$19,516	$16,852	$53,981	$48,204
Minimally invasive	6,767	6,344	20,653	17,766
Degenerative	19,695	16,263	58,775	50,085
	45,978	39,459	133,409	116,055
International	13,332	15,550	41,434	45,732
Total	$59,310	$55,009	$174,843	$161,787

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
We categorize our revenue in the United States amongst revenue generated from the treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving traditional non-MIS products treating degenerative spinal conditions such as traditional spinal fusions and certain single-use MIS products which are sold in support of degenerative surgical procedures. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of September 30, 2016, our U.S. sales force consisted of 134 direct sales employees and 94 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 38 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, use independent agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For the three and nine months ended September 30, 2016, international sales accounted for approximately 22.5% and 23.7% of our revenue, respectively. As of September 30, 2016, our international sales force consisted of 37 direct sales employees, nine independent agencies and 26 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product extensions. During the three and nine months ended September 30, 2016, revenue denominated in currencies other than in U.S. dollars represented less than 10.0% of our consolidated revenue.
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
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. International revenue was 22.5% and 28.3% of total revenue for the three months ended September 30, 2016 and 2015, respectively, compared to 23.7% and 28.3% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.
We generated 57.1% and 58.8% of our U.S. revenue for the three months ended September 30, 2016 and 2015, respectively from the sale of our complex spine and MIS products and 56.0% and 56.8% for the nine months ended September 30, 2016 and 2015, respectively. We expect that these core product categories will continue to be a significant contributor to our revenue growth in the future.
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
For 2016, we expect an overall decline in our international revenue from our distributors in Australia and Japan when compared to 2015. The expected decrease is a result of factors including the status of our product registrations, changes in distributor management and their approach to inventory management and the impact of anticipated fluctuations in foreign exchange rates relative to the U.S. dollar on instrument and implant purchase decisions. Revenue from distributors in our Asia/Pacific markets, which includes Australia and Japan represented approximately 8.2% and 9.7% for the three months ended September 30, 2016 and 2015, respectively, compared to 5.9% and 8.5% for the nine months ended September 30, 2016 and 2015, respectively.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare in the worldwide markets, including outcome based reimbursement programs in the United States;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the expected exit of the United Kingdom from the European Union such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue	$59,310	$55,009	$174,843	$161,787
Cost of revenue	19,512	17,390	58,747	53,507
Gross profit	39,798	37,619	116,096	108,280
Operating expenses:
Research and development	5,199	5,154	15,989	14,808
Sales and marketing	27,384	26,808	84,132	79,588
General and administrative	13,312	15,667	41,343	42,575
Total operating expenses	45,895	47,629	141,464	136,971
Loss from operations	(6,097)	(10,010)	(25,368)	(28,691)
Other expense, net:
Foreign currency transaction loss	(547)	(12)	(1,099)	(1,552)
Interest expense	(1,319)	(110)	(2,705)	(354)
Total other expense, net	(1,866)	(122)	(3,804)	(1,906)
Loss before income tax expense	(7,963)	(10,132)	(29,172)	(30,597)
Income tax (benefit) expense	(53)	83	21	125
Net loss	$(7,910)	$(10,215)	$(29,193)	$(30,722)
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands)
United States	$45,978	$39,459	$6,519	16.5%
International	13,332	15,550	(2,218)	(14.3)%
Total revenue	$59,310	$55,009	$4,301	7.8%
Total revenue increased $4.3 million, or 7.8%, to $59.3 million for the three months ended September 30, 2016 from $55.0 million for the three months ended September 30, 2015. The increase in revenue was primarily driven by $9.8 million in greater sales volume from new surgeon users in the United States, a $1.1 million increase in the United States resulting from new product offerings, partially offset by a decrease in revenue from our existing U.S. customer base, a reduction of revenue in the United Kingdom, and a reduction of international distributor revenue in Australia.
U.S. Revenue

The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically, these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $1.1 million for the three months ended September 30, 2015 to conform to the current year presentation.

	Three Months Ended September 30, 2016
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$19,516	$16,852	$2,664	15.8%
Minimally invasive	6,767	6,344	423	6.7%
Degenerative	19,695	16,263	3,432	21.1%
Total U.S. revenue	$45,978	$39,459	$6,519	16.5%
U.S. revenue increased $6.5 million, or 16.5%, to $46.0 million for the three months ended September 30, 2016 from $39.5 million for the three months ended September 30, 2015. Sales in our complex spine, MIS and degenerative categories represented 42.4%, 14.7% and 42.9% of U.S. revenue, respectively, for the three months ended September 30, 2016, compared to 42.7%, 16.1% and 41.2% of U.S. revenue, respectively, for the three months ended September 30, 2015. The overall U.S. revenue growth was driven by new surgeon users representing $9.8 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $2.7 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.6 million. Minimally invasive growth of $0.4 million primarily reflects surgeon usage of our new CASCADIA™ interbody devices featuring Lamellar 3D Titanium Technology™ of $1.0 million and increased usage of our EVEREST minimally invasive products of $0.8 million. Degenerative growth of $3.4 million primarily reflects surgeon usage of our new CASCADIA interbody devices of $2.7 million.
International Revenue
International revenue decreased $2.3 million, or 14.3%, to $13.3 million for the three months ended September 30, 2016 from $15.6 million for the three months ended September 30, 2015. International revenue declined primarily as a result of decreased revenue in the United Kingdom and Australia of $1.5 million.
Cost of Revenue
Cost of revenue increased $2.1 million, or 12.2%, to $19.5 million for the three months ended September 30, 2016 from $17.4 million for the three months ended September 30, 2015. The increase was primarily due to increased sales volume and higher inventory reserve allowance. Instrument amortization expense increased $0.4 million, or 9.9%, to $3.5 million for the three months ended September 30, 2016 from $3.1 million in the three months ended September 30, 2015.
Gross Profit
Gross profit decreased as a percentage of revenue to 67.1% for the three months ended September 30, 2016 from 68.4% for the three months ended September 30, 2015. The decrease in gross profit as a percentage of revenue is primarily due to higher inventory reserve expense and increased instrument amortization expense.
Research and Development
Research and development expenses were $5.2 million for the three months ended September 30, 2016 and 2015, respectively.
Sales and Marketing
Sales and marketing expenses increased $0.6 million, or 2.1%, to $27.4 million for the three months ended September 30, 2016 from $26.8 million for the three months ended September 30, 2015. The increase was primarily due to an increase in sales commissions as a result of increased sales volume, partially offset by lower stock-based compensation expense.
General and Administrative
General and administrative expenses decreased $2.4 million, or 15.0%, to $13.3 million for the three months ended September 30, 2016 from $15.7 million for the three months ended September 30, 2015. The decrease was primarily due to lower stock-based compensation expense and decreased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.6 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively.
Other Expense, net
Other expense, net, increased $1.8 million, to $(1.9) million for the three months ended September 30, 2016 from $(0.1) million for the three months ended September 30, 2015. The increase in other expense, net was primarily attributable to an increase in interest expense of $1.1 million  incurred on the capital lease obligation related to our headquarters and operations facilities and the convertible senior notes dues 2036 (the "Notes"), which were issued in August 2016, and $0.5 million in unrealized losses from foreign currency remeasurement on intercompany payable balances.
Net Loss
Net loss decreased $2.3 million, or 22.6%, to $7.9 million for the three months ended September 30, 2016 from $10.2 million for the three months ended September 30, 2015. The decrease in our net loss was primarily attributable to lower general and administrative expenses associated with stock-based compensation and third-party legal expenses.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(In thousands)
United States	$133,409	$116,055	$17,354	15.0%
International	41,434	45,732	(4,298)	(9.4)%
Total revenue	$174,843	$161,787	$13,056	8.1%
Total revenue increased $13.0 million, or 8.1%, to $174.8 million for the nine months ended September 30, 2016 from $161.8 million for the nine months ended September 30, 2015. The increase in revenue was primarily driven by $15.5 million in greater sales volume from new surgeon users in the United States, partially offset by a reduction in revenue in our international markets, primarily Australia, Saudi Arabia, United Kingdom and Japan. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages. In the fourth quarter of 2015, we refined our reporting of procedure revenue that included the sale of certain single-use MIS products which are sold in support of degenerative surgical procedures as degenerative revenue.  Historically, these sales were reflected in the MIS product category.  As a result of this reclassification, our historically reported MIS revenue has decreased and our degenerative revenue has increased by approximately $2.4 million for the nine months ended September 30, 2015 to conform to the current year presentation.

	Nine Months Ended September 30,
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$53,981	$48,204	$5,777	12.0%
Minimally invasive	20,653	17,766	2,887	16.3%
Degenerative	58,775	50,085	8,690	17.4%
Total U.S. revenue	$133,409	$116,055	$17,354	15.0%
U.S. revenue increased $17.3 million, or 15.0%, to $133.4 million for the nine months ended September 30, 2016 from $116.1 million for the nine months ended September 30, 2015. Sales in our complex spine, MIS and degenerative categories represented 40.5%, 15.5% and 44.0% of U.S. revenue, respectively, for the nine months ended September 30, 2016, compared to 41.5%, 15.3% and 43.2% of U.S. revenue, respectively, for the nine months ended September 30, 2015. The overall U.S. revenue growth was driven by new surgeon users representing $15.5 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $5.8 million reflects increased surgeon usage of our EVEREST system of $4.6 million. MIS growth of $2.9 million primarily reflects increased surgeon usage of our EVEREST minimally invasive products of $2.4 million and our new CASCADIA interbody devices of $2.0 million. Degenerative growth of $8.7 million primarily reflects increased surgeon usage of our new CASCADIA interbody devices of $5.9 million, increased usage of our EVEREST product line of $2.9 million, and increased surgeon usage of our biomaterials offering of $2.2 million.
International Revenue
International revenue decreased $4.3 million, or 9.4%, to $41.4 million for the nine months ended September 30, 2016 from $45.7 million for the nine months ended September 30, 2015. International revenue decreased primarily as a result of reduced investments by our distributor partners in Australia of $2.1 million and Saudi Arabia of $1.5 million as well as a disruption in the registration of our products in Japan of $0.7 million. The decrease was also due in part to declining surgery volumes in the United Kingdom and lower average exchange rates between the U.S. dollar and the British Pound, representing a $1.0 million revenue decrease.
Cost of Revenue
Cost of revenue increased $5.2 million, or 9.8%, to $58.7 million for the nine months ended September 30, 2016 from $53.5 million for the nine months ended September 30, 2015. The increase was primarily due to increased sales volume, inventory reserve allowance, and instrument amortization expense associated with our continued investment in inventory. Instrument amortization expense increased $1.1 million, or 11.0%, to $10.2 million in the nine months ended September 30, 2016 from $9.1 million for the nine months ended September 30, 2015. In addition, the cost of revenue associated with the medical device excise tax in the United States was approximately $(0.9) million representing expected recoveries of over paid taxes and an expense of $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Gross Profit
Gross profit decreased as a percentage of revenue to 66.4% for the nine months ended September 30, 2016 from 66.9% for the nine months ended September 30, 2015. The decrease in gross profit as a percentage of revenue is primarily due to increased inventory allowance and higher instrument amortization expense, mostly offset by the suspension of the medical device excise tax.
Research and Development
Research and development expenses increased $1.2 million, or 8.0%, to $16.0 million for the nine months ended September 30, 2016 from $14.8 million for the nine months ended September 30, 2015. The increase was primarily due to higher payroll expense and increased development of products in our product pipeline.
Sales and Marketing
Sales and marketing expenses increased $4.5 million, or 5.7%, to $84.1 million for the nine months ended September 30, 2016 from $79.6 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and increased employee compensation costs resulting from our hiring of direct sales employees since June 30, 2014. The increase is also due in part to increased spending on meetings and conferences.
General and Administrative
General and administrative expenses decreased $1.3 million, or 2.9%, to $41.3 million for the nine months ended September 30, 2016 from $42.6 million for the nine months ended September 30, 2015. The decrease was primarily due to lower third-party legal expenses and decreased stock-based compensation. General and administrative expenses included amortization of intangible assets of $7.8 million and $7.7 million in the nine months ended September 30, 2016 and 2015.
Other Expense, net
Other expense, net, increased $1.9 million to $3.8 million for the nine months ended September 30, 2016 from $1.9 million for the nine months ended September 30, 2015. The increase in other expense, net was attributable to an increase in interest expense of $2.3 million incurred on the capital lease obligation and the Notes, partially offset by a $0.5 million decrease in unrealized losses from foreign currency translation on intercompany payable balances.

Net Loss
Net loss decreased $1.5 million or 5.0% to $29.2 million for the nine months ended September 30, 2016 from $30.7 million for the nine months ended September 30, 2015. The decrease in our net loss was primarily attributable to lower general and administrative expenses associated with third-party legal expenses.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction loss. Beginning in the fourth quarter of 2016, Adjusted EBITDA will also include a deduction for cash payments made for rent on our headquarters and operations facilities under the capital lease agreement which commences in October 2016.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net loss	$(7,910)	$(10,215)	(29,193)	(30,722)
Interest expense	1,319	110	2,705	354
Income tax expense	(53)	83	21	125
Depreciation and amortization	7,415	6,126	21,452	18,396
Stock-based compensation expense	1,527	4,954	5,381	8,863
Foreign currency transaction loss	547	12	1,099	1,552
Adjusted EBITDA	$2,845	$1,070	$1,465	$(1,432)

Liquidity and Capital Resources
On August 11, 2016, we completed the issuance of $50.0 million aggregate principal amount of 4.125% convertible senior Notes due 2036 for which we received net proceeds of approximately $47.1 million. With a portion of these proceeds, we retired all borrowings outstanding under our revolving credit facility of $19.5 million. The remaining net proceeds have been or will be used for general corporate purposes, which may include working capital and purchasing inventory. For further details of the Notes, please refer to “Indebtedness” below.
As of September 30, 2016, we had cash and cash equivalents of $46.1 million as compared to $34.6 million as of December 31, 2015. We had working capital of $120.9 million as of as September 30, 2016 compared to $107.4 million as of December 31, 2015. At September 30, 2016, outstanding long-term indebtedness included the carrying value of the Notes of $36.4 million and the capital lease obligation of $35.2 million. In addition, we had no borrowings outstanding under our credit facility.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and partnering with independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities, the maintenance of our international operations, and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash and cash equivalents, cash flows from operations and availability under our revolving credit facility (which may vary due to changes in our borrowing base). In addition, we may obtain additional liquidity to continue to execute our business strategy through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(14,988)	$(13,193)
Net cash used in investing activities	(22,453)	(9,557)
Net cash provided by financing activities	48,837	55,326
Effect of exchange rate on cash	75	(311)
Net change in cash and cash equivalents	$11,471	$32,265

Cash Used in Operating Activities
Net cash used in operating activities increased $1.8 million to $15.0 million for the nine months ended September 30, 2016 from $13.2 million for the nine months ended September 30, 2015. The increase in net cash used in operations was primarily due to the timing of and increase in payments of accounts payable and accrued and prepaid expenses partially offset by the timing of collection of accounts receivable and a smaller net loss during the nine months ended September 30, 2016.
Cash Used in Investing Activities
Net cash used in investing activities increased $12.9 million to $22.5 million for the nine months ended September 30, 2016 from $9.6 million for the nine months ended September 30, 2015. The increase in net cash used in investing activities was primarily attributable to leasehold build-out costs and investments in furniture and equipment that were placed in service in connection with the transition to our new corporate headquarters and operations facilities and increased purchases of surgical instruments. These cash outlays were partially offset by the use of restricted cash to fund a portion of our leasehold improvements. Cash used from investing activities for the nine months ended September 30, 2016 also included a milestone payment of approximately $1.3 million following the clearance of our CE Marking from the Notified Body (BSI Group) with respect to our RHINE™ cervical arthroplasty solution intended for markets outside the U.S.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $6.5 million to $48.8 million for the nine months ended September 30, 2016 from $55.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received net proceeds of $47.6 million from our Notes issuance. We generated net proceeds from issuances of common stock of $54.4 million during the nine months ended September 30, 2015.
We used a portion of these proceeds from the issuance of the Notes to repay amounts outstanding under our bank line of credit of $19.5 million.
Capital Expenditures
Our capital expenditures were $27.3 million and $9.0 million for the nine months ended September 30, 2016 and 2015, respectively, consisting primarily of consigned instrumentation to support surgical sales and expansion of our global distribution network and an increase in property, plant and equipment expenditures resulting from the build-out of and move to our new corporate headquarters and operations facilities.
During the nine months ended September 30, 2016, we paid approximately $10.5 million to complete the build-out of leasehold improvements necessary to commence operations at our headquarters and operations facility, including the relocation of our Malvern, Pennsylvania operations and approximately $3.5 million for furniture, fixtures and capital equipment.  These improvements and other capital costs were funded through a combination of escrow amounts (restricted cash) of $6.1 million, cash and cash equivalents and borrowings. During the fourth quarter of 2016, we expect to relocate and expand our sales and operations facility in the United Kingdom as the existing lease expires in January 2017. We expect to incur approximately $1.0 million in capital expenditure and relocation expenses as we make the necessary leasehold improvements and transition our operations to the new facility.
We expect capital expenditures to increase as we purchase additional surgical instruments and continue to expand our global distribution network.
Indebtedness
Convertible Senior Notes
On August 11, 2016, we issued $50.0 million aggregate principal amount of convertible senior notes due 2036 (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of approximately $47.1 million. The Notes are governed by an indenture (the “Indenture”) between the Company and the Bank of the New York Mellon dated August 11, 2016.
The Notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption; and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
The Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after August 15, 2021, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any.
If a “fundamental change” occurs prior to the stated maturity date, then noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.
The Indenture contains customary terms and covenants and events of default with respect to the Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of Notes to be due and payable immediately by notice to the Company. If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company or a significant subsidiary (as set forth in the Indenture) occurs with respect to us, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

We used a potion of the net proceeds of this offering to repay approximately $19.5 million of borrowings under our revolving credit facility and have used or will use the remaining net proceeds for general corporate purposes, which may include working capital and purchasing inventory.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom.
On August 8, 2016, we entered into an amendment to the credit agreement, which extended its maturity date to April 26, 2018. As amended, the credit facility consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. In addition, the agreement was amended to permit us to make certain cash distributions for interest and other payments due under the Notes, distribute up to $4.0 million in aggregate for interest payments on the Notes and up to $1.5 million in aggregate for cash payments in connection with any conversions of the Notes.
If drawn, ABR loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%. LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 3.0%. The total obligations under the amended credit facility cannot exceed the lesser of (i) the total revolving commitment of $55.0 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 50% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or $15.0 million plus (z) up to $7.5 million to the extent the Borrower and its subsidiaries maintain at least $12.5 million on deposit with a lender or an affiliate of a lender. Borrowings under the revolving credit facility remain secured by a first priority lien on substantially all of the Borrower’s personal property assets, including intellectual property.
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month; restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at September 30, 2016.

As of September 30, 2016, we had approximately $46.6 million of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had one issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We have reviewed our policies and determined that those policies remain the Company’s critical accounting policies as of and for the three and nine months ended September 30, 2016.
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
Interest Rate Risk
The interest rate on our recently issued convertible senior notes is fixed therefore we are not exposed to interest rate risk with respect to these notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a 10% change in interest rates would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of September 30, 2016, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction loss of $0.5 million and $12.0 thousand in the three months ended September 30, 2016 and 2015, respectively, compared to $1.1 million and $1.6 million during the nine months ended months ended September 30, 2016 and 2015, respectively.
The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. Within other comprehensive loss, we recorded foreign currency translation adjustment (loss) income of $(0.6) million and $(1.0) million in the three months ended September 30, 2016 and 2015, respectively, and $(2.8) and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.8% and 14.3% of our revenue for the three and nine months ended September 30, 2016 and represented 32.7% of our net outstanding accounts receivable at September 30, 2016.

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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
During the period July 1, 2016 to September 30, 2016, we issued an aggregate of 2,168 shares of our common stock under the 2010 independent agent stock option plan to agents or other non-employees upon exercise of stock options for aggregate consideration of approximately $20 thousand.
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
On August 11, 2016, we issued $50.0 million aggregate principal amount of 4.125% convertible senior notes in a private offering. As explained in Note 9 to the financial statements, Debt - Convertible Senior Notes, the notes are convertible into shares of our common stock under certain circumstances. We received net proceeds of approximately $47.1 million after deducting the initial purchaser’s discount and the estimated issuance costs of approximately $2.9 million The Notes will pay interest semi-annually in cash on February 15 and August 15 of each year, commencing February 15, 2017. These will mature on August 15, 2036, unless earlier converted or redeemed or repurchased by us.
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption; and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the securities Act of 1933, as amended. We used a portion of the net proceeds from the Notes issuance to repay approximately $19.5 million of borrowings under our revolving credit facility. We have used or expect to use the remaining net proceeds for general corporate purposes, which may include working capital and purchases of inventory.

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

4.1 Indenture, dated August 11, 2016, between K2M Group Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016 (File No. 001-36443)).

4.2 Form of 4.125% Convertible Senior Notes (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016 (File No. 001-36443)).

10.1 Ninth Amendment dated August 8, 2016 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2016 (File No. 001-36443)).

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

K2M Group Holdings, Inc. (Registrant)

November 2, 2016	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

EXHIBIT INDEX

4.1 Indenture, dated August 11, 2016, between K2M Group Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016 (File No. 001-36443)).

4.2 Form of 4.125% Convertible Senior Notes (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2016 (File No. 001-36443)).

10.1 Ninth Amendment dated August 8, 2016 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2016 (File No. 001-36443)).

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