Form 10-K
period 2016-12-31
K2M GROUP HOLDINGS, INC.
filed 2017-03-07
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of $15.52 of the Registrant’s common stock, as reported by the NASDAQ Stock Exchange on such date) was approximately $418 million.
The number of shares the Registrant's common stock outstanding on February 28, 2017 was 42,464,916.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on June 6, 2017 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

K2M GROUP HOLDINGS, INC.
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2016

PART 1
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “K2M Group Holdings, Inc.” “KTWO,” “we,” “our,” “us” and the “Company” refer to K2M Group Holdings, Inc. together with its subsidiaries.
FORWARD-LOOKING STATEMENTS
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.

•	our ability to achieve or sustain profitability in the future;

• our ability to demonstrate to spine surgeons the merits of our products;

•	pricing pressures and our ability to compete effectively generally;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting the safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•
our ability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors and their level of sales or distribution activity with respect to our products;

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indenture governing our convertible senior notes and our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	increased costs and additional regulations and requirements as a result of being a public company;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock due to sales of additional shares by our pre-IPO owners or otherwise;

•	our lack of current plans to pay cash dividends;

•	our ability to take advantage of certain reduced disclosure requirements and exemptions as a result of being an emerging growth company;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
We believe these factors include but are not limited to those described under Item 1A - Risk Factors and the above risks, uncertainties and factors.
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Unless specifically stated otherwise, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make.
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
We use our website (www.k2m.com), our corporate Facebook page (www.facebook.com/K2MInc), our corporate LinkedIn page (https://www.linkedin.com/company/K2M), our corporate Twitter account (@K2MInc) and our corporate instagram account @K2MInc as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about K2M when you enroll your e-mail address by visiting the “Email Alerts” section of our website at http://investors.k2m.com/alerts.cfm. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS AND SERVICE MARKS
ALEUTIAN, Balance ACS, Basecamp, BLUE RIDGE, CAPRI, CASCADIA, CASPIAN, CAYMAN, CHESAPEAKE, Deformity Cricket, DENALI, EVEREST, Lamellar 3D Titanium Technology, MESA, NILE, PYRENEES, Quicket, Rail 4D Technology, RAVINE, RHINE, SANTORINI, SERENGETI, TERRA NOVA, tifix (licensed by D. Wolter), Total Body Balance and other trademarks, trade names and service marks of K2M appearing in this Annual Report on Form 10-K are the property of K2M and our affiliates.
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

ITEM 1. BUSINESS

Corporate History
K2M, Inc. was incorporated in 2004 and began working with leading spine surgeons for the purpose of designing, developing and commercializing innovative and proprietary complex spine technologies and techniques. Between 2005 and 2010, we continued to develop our product portfolio while expanding our business, including through the investment of venture capital from Ferrer Freeman & Company, LLC. On August 12, 2010, K2M Group Holdings, Inc., an entity then controlled by Welsh, Carson, Andersen & Stowe, acquired K2M, Inc. Welsh, Carson, Anderson & Stowe XI, L.P. and certain of its affiliated funds are referred to herein as “WCAS,” and WCAS, together with the other owners of K2M Group Holdings, Inc. prior to our May 2014 initial public offering, are collectively referred to as our “pre-IPO owners.” Since 2010, we have continued to invest in our business by expanding our global distribution network, including through the investment of additional capital raised from our pre-IPO owners, our initial public offering in May 2014, subsequent public offerings in February and July 2015 and issuance of convertible senior notes in August 2016.
Overview
We are a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance™. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to traditional degenerative spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary minimally invasive surgery (“MIS”) products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We have also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.

Our products consist of implants, disposables and instruments which are marketed and sold primarily to hospitals for use by spine surgeons. As of December 31, 2016, our product portfolio contains 83 product lines that are used in complex spine, MIS and degenerative surgeries, enabling us to effectively compete in the $10.5 billion global spinal surgery market. We believe many of our products offer simplified surgical techniques and promote improved clinical outcomes for patients, although their quality, safety and efficacy are not yet supported by long-term clinical data.

Our focus on our core competences of complex spine and MIS is highlighted by the fact that, for the year ended December 31, 2016, 55.6% of our revenue in the United States was derived from the use of our products in complex spine and MIS surgeries. We believe this represents a greater proportion of total revenue devoted to these markets as compared to our competitors. We further believe the proportion of our international revenue derived from complex spine and MIS is even higher than in the United States.

We have also leveraged our core competences of complex spine and minimally invasive offerings into Balance ACS™, a platform of products, services, and research designed to help surgeons achieve three-dimensional spinal balance across the axial, coronal and sagittal planes, with the goal of supporting the entire clinical care continuum to help facilitate quality patient outcomes. The Balance ACS platform, in combination with the Company’s technologies, techniques and leadership in the 3D-printing of spinal devices, enables us to compete favorably in the global spinal surgery market.
Some of our key proprietary technologies include:

•
EVEREST: a spinal screw technology that we believe, based on internal testing, provides for improved insertion speed, industry-leading pull-out strength and the versatility to accommodate a variety of titanium and cobalt chrome rods of two different diameters, which has been used to treat more than 30,000 patients;

•
MESA: a low-profile spinal screw technology that is used primarily during deformity correction, features our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, which has been used to treat more than 55,000 patients;

•
Rail 4D: an innovative “beam-like” implant, used with our proprietary MESA spinal screws, that aids in the restoration of spinal balance or sagittal balance while providing enhanced rigidity and significantly greater strength as compared to existing titanium and cobalt chrome rod offerings;

•
Quicket Deformity: Next generation spinal correction rod reduction instrumentation, used with our proprietary MESA spinal screws, that provides surgeons with an innovative approach to more easily capture, manipulate and align a deformed spine as compared to traditional deformity correction instrumentation;

•
CASCADIA: a titanium 3D-printed implant technology based on our Lamellar 3D Titanium Technology, which exploits the material properties of titanium in conjunction with a product design that incorporates an approximately 70% porosity to mitigate the device's radiographic signature;

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

•
RAVINE: minimally invasive retractor systems representing an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach;

•
tifix: a locking technology integrated into a number of our interbody and plate implants which provides surgeons with the flexibility to insert screws at various angles and lock them to an implant with a one-step locking mechanism that eliminates the need for a secondary locking feature.

We have grown our revenue to $236.6 million in 2016 from $118.0 million in 2011, representing a five-year Compounded Annual Growth Rate (“CAGR”) of 15.0%. For 2016, 2015 and 2014 our net loss was $41.7 million, $39.2 million and $59.6 million, respectively, and our Adjusted EBITDA was $0.6 million, $(0.1) million and $(8.8) million, respectively. For information about how we calculate Adjusted EBITDA, see Non-GAAP Financial Measures below. We expect to continue to incur additional losses as we invest in the global expansion of our business. As of December 31, 2016, our accumulated deficit was $211.1 million.
We continue to develop and maintain an expanding portfolio of intellectual property, which included 415 issued patents globally and 228 pending patent applications globally as of December 31, 2016. In addition to our current product offerings, we continue to invest in the research and development necessary to design, develop and commercialize new surgical solutions for unmet clinical needs. Our highly efficient product development process utilizes an integrated design team approach that involves collaboration among select teams of leading surgeons in their respective specialties, our product management team, our engineers and our clinical and regulatory personnel. We believe that utilizing these integrated design teams enables us to develop innovative and differentiated technologies and techniques that meet the needs of the market and allow surgeons and hospitals to better serve their patients. As of December 31, 2016, our product portfolio contains 83 product lines, which include our EVEREST, MESA and CASCADIA technologies, demonstrating our ability to leverage our product development process to rapidly innovate new products.
We currently market or sell our products in the United States, including the territory of Puerto Rico, and 38 other countries. In 2016, international sales represented approximately 23.5% of our revenue. We have made significant investments in building a global hybrid sales organization consisting of direct sales employees, independent sales agencies and distributor partners. As of December 31, 2016, our U.S. sales organization consisted of 140 direct sales employees and 86 independent sales agencies and our international distribution network consisted of 39 direct sales employees, nine independent sales agencies and 26 independent distributorships. We expect to continue to invest in the expansion of our global hybrid sales organization. We believe the continuing expansion of our global sales force will provide us with significant opportunities for future growth as we increase our penetration of existing geographic markets and enter new ones. We do not sell our products through or participate in PODs.
Industry Background
Overview of Spine Anatomy
The spine is the central core of the human skeleton and provides structural support, balance and flexibility to the body. It consists of 24 interlocking bones, called vertebrae, which are stacked on top of one another. The spine is comprised of five regions, of which there are three primary regions: cervical, thoracic and lumbar. There are seven vertebrae in the cervical, or neck, region of the spine, 12 vertebrae in the thoracic, or central, region of the spine, and five vertebrae in the lumbar, or lower back which is the primary load-bearing region of the spine. The bottom of the spine, comprised of the sacrum and the coccyx, consists of naturally fused vertebrae connected to the hip bones to provide support for the spine. A healthy spine has a natural curvature when viewed from the side and is straight when viewed from the front or back. The cervical and lumbar regions contain forward convex curves referred to as lordosis while the thoracic region contains a backward concave curve referred to as kyphosis. Between each pair of vertebrae is an intervertebral disc that acts as a shock absorber during movement. Vertebrae are paired as motion segments, or levels, and are connected to each other by facet joints in the rear region of the spine that provide flexibility and enable the spine to bend and twist. The back, or posterior, part of each vertebra is comprised of a bony arch called the lamina and the spinous process. Soft tissues, including ligaments, tendons and muscles are attached to these structures, which provide stability to the spinal column and facilitate movement of the spine. The largest load bearing bony structure, which is in the front, or anterior, and middle part of each vertebra, is referred to as the vertebral body. These collective spinal elements serve as a protective cage for the spinal cord, which runs through the center of the spine, or spinal canal, carrying nerves that exit through openings between the vertebrae, or foramen, which run from every area of the body to the brain, delivering sensation and control to the entire body.

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
Spine deformity is any variation in the natural curvature of the spine. The most common form of spine deformity is scoliosis which is either a lateral, or side-to-side curvature of the spine, or an extreme rotation of the vertebral body. Other common types of deformity include hyperlordosis, which is an over-extension of the normal convex curvature of the cervical and lumbar spine, and hyperkyphosis, which is an over-flexion of the normal concave curvature of the thoracic spine.

Front	Side

Spine deformity can be further grouped into the following four categories, which are known to have different spine characteristics:

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
Treatment Alternatives for Degenerative Spine Disorders

Treatment for degenerative spine disorders usually begins with conservative therapies, including observation to determine if the spine disorder is progressing, lifestyle changes such as exercise and weight loss, anti-inflammatory and pain medication and physical therapy. If and when conservative therapies fail to provide adequate quality of life improvements, patients may ultimately require spine surgery.
The goals of spine surgery are to reduce patient pain and restore structural support and balance while maintaining natural flexibility within the spine, if possible. Surgical options for degenerative spine disorders vary greatly depending on each patient’s unique pathology and include procedures that either (1) do not use spinal implants or (2) use spinal implants. Decompression procedures are typically performed earlier in the continuum of care and may or may not include the use of spinal implants. These procedures include discectomies and laminectomies, which involve the removal of part of a damaged disc or lamina in order to relieve pressure on the spinal nerves. Decompression procedures may occasionally result in spinal instability due to the removal of these spinal elements and as a result require the utilization of spinal implants.
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

Biomaterials Treatment Alternatives for Complex and Degenerative Spine Disorders
Biomaterial treatments are typically derived from human bone or synthetic sources and come in a variety of forms. These biomaterials are used by spine surgeons during the surgical treatment of certain complex spine and degenerative pathologies to augment spinal implants and to promote fusion by accelerating or substituting for the normal regenerative capacity of bone.
Market Opportunity
According to iData, the global spine surgery market was estimated at approximately $10.5 billion in 2014:

	2014 Estimated Global Spine Market Size (dollars in millions)
	United States	Europe	Asia/ Pacific	Latin America	Total
Complex Spine	$1,044	$198	$268	$75	$1,585
MIS (Degenerative)	1,189	61	93	28	1,371
Degenerative Spine	4,284	912	998	309	6,503
Spine Implants and Instrumentation	$6,517	$1,171	$1,359	$412	$9,459
Biomaterials (1)	759	90	170	(2)	1,019
Total	$7,276	$1,261	$1,529	$412	$10,478

(1) We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories.

Source:iData Research, Inc.

(2) Not included in market sizing estimates

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

•
Highly Efficient Product Development Process. Responding quickly and efficiently to the needs of patients, surgeons and hospitals is central to our culture and critical to our success. Our integrated teams of surgeon advisors, product managers, engineers and clinical and regulatory personnel conceptualize, design and develop potential new products through an iterative process that allows for rapid product development, which has enabled us to commercialize products since our inception. We believe that our integrated approach allows us to (1) quickly assess the market, (2) address evolving patient, surgeon and hospital needs, (3) evaluate new treatment options and (4) accelerate the development of a potential product from concept to commercialization. In 2017, we expect to continue our track record of innovation and introduce an additional five to eight new product lines or line extensions.

•
Broad Global Distribution Network. Our global distribution network continues to expand and included 179 direct sales employees and contractual relationships with 95 independent sales agencies and 26 distributor partners as of December 31, 2016. In addition, we continue to broaden our operational capabilities by investing in implants and surgical instrument inventories and maintaining sales offices in strategic markets worldwide, such as the United Kingdom, Italy and Germany. We believe that our significant global distribution footprint provides us with the opportunity to effectively introduce new products in the markets in which we have a sales presence.

•	Demonstrated Track Record of Innovation and Execution. Our management team has achieved the following milestones:

•	Designed and commercialized 83 product lines as of December 31, 2016;

•	Established a global distribution network with a sales presence in 39 countries;

•	Implemented and maintained a comprehensive compliance program, including educational and training components;

•	Developed an efficient clinical and regulatory function; and

•	Grew revenue at a CAGR of 15% from 2011 to 2016.
We believe our management has the vision, experience and network of relationships to continue our successful growth.
Our Strategies
For 2017, our primary goals are (i) to drive sustainable growth in revenue and our customer base by servicing the needs of patients, surgeons and hospitals through product innovation and differentiation in the complex spine and MIS markets and continuing to leverage these core competencies in the degenerative spinal surgery market; and, (ii) through a combination of revenue growth and leverage and efficiencies to our sales and operations platforms, to reduce our net loss for 2017 and begin to achieve profitability during 2018.
To achieve these goals, we intend to:

•
Capitalize on Our Highly Efficient Product Development Process to Innovate New Technologies and Techniques. We have a proven history of developing and commercializing new technologies in our core competencies of complex spine and MIS, as well as degenerative spine. We plan to continue developing innovative new products. Our product pipeline includes a number of new product or product line extensions of which we expect to introduce five to eight to market during 2017. We believe that the strengthening of our product offerings will allow us to continue to attract highly qualified sales professionals, strengthen our relationship with existing customers, acquire new customers and, ultimately, compete more effectively in the global spine market.

•
Leverage Our Investments in Infrastructure to Further Penetrate the Global Spine Market. We plan to continue to leverage our product development process, robust intellectual property portfolio, key opinion leader expertise, compliance infrastructure, comprehensive training and education programs, investments in inventory and global sales and marketing infrastructure to effectively distribute our products and continue our expansion in the approximately $10.5 billion global spine surgery market.

•
Expand Our Global Distribution Footprint. We will continue to make significant investments in our global distribution network to increase our penetration in existing markets or expand our geographic presence into new markets. We believe there remains significant opportunity for us to expand our global presence. In 2017, we plan to hire additional direct sales employees on an opportunistic basis, while continuing to develop relationships with independent sales agencies and distributor partners in select markets. We also plan to continue our investments in inventory and specialized training to improve the productivity and efficiency of our sales force.

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

Our Products
The tables below group our core products with the primary market in which they are typically used and provide a summary of each technology’s features and market introduction date. Revenue from products that incorporate EVEREST represented 25%, 21% and 16% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and revenue from our products that incorporate MESA represented 24%, 29% and 31% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
Complex Spine
We define complex spine as procedures involving the placement of eight or more pedicle screws or procedures that utilize products specific to the correction of deformity, trauma or tumor conditions such as specialized fixation devices, construct extenders or connectors and corpectomy cages. Many of our products designed for use in complex spine procedures incorporate our proprietary EVEREST and MESA technologies.

Selected Products	Image	Description	Market Introduction
EVEREST Deformity Spinal System		A top-loading pedicle screw system featuring a variety of screw types and the ability to accommodate titanium and cobalt chrome rods of two different diameters. The instrumentation is designed to address the most difficult correction maneuvers for complex spinal pathologies.	2015

MESA Deformity Spinal System		A low-profile spinal screw technology, used during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions.	2006

Selected Products	Image	Description	Market Introduction
MESA 2 Deformity Spinal System		Our next-generation MESA technology poised to address the most difficult correction maneuvers for complex spinal pathologies, featuring top-loading, low-profile screws and Zero-Torque Technology. The streamlined instrumentation is designed for efficiency and speed.	2015

NILE Alternative Fixation System		An alternative non-pedicle based fixation technology featuring low-profile, robust implants coupled with intuitive and light ergonomic instruments, to provide solution for the most complex deformity cases.	2015

MESA Rail Deformity Spinal System		An innovative “beam-like” design, used with our proprietary MESA Spinal Systems, that aids in the restoration of spinal balance or sagittal balance while providing enhanced rigidity and significantly greater strength as compared to existing titanium and cobalt chrome rod offerings.	2011

Cricket Deformity		Spinal correction instrumentation, used with our proprietary MESA spinal screws, that provides surgeons with an innovative approach to more easily capture, manipulate and align a deformed spine as compared to traditional deformity correction instrumentation, such as threaded rod reducers or rod forks.	2008

Quicket Deformity		Next generation spinal correction rod reduction instrumentation, used with our propreitary MESA spinal screws, that provides surgeons with an innovative approach to more easily capture, manipulate and align a deformed spine as compared to traditional deformity correction instrumentation.	2015

CAPRI Corpectomy Cage System		A corpectomy cage system which provides an innovative solution for stabilization of the spine in cases of vertebral body resections resulting from trauma or tumor. Offered in various configurations, this versatile system allows for in-situ height expansion and endplate angulation.	2015

DENALI Deformity Spinal System		A top-loading spinal screw technology featuring off-axis screw height adjustments for ease of implant insertion.	2006

Selected Products	Image	Description	Market Introduction
MESA Small Stature Spinal System		A low-profile spinal screw technology, used primarily during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions in smaller stature patients.	2012

MESA Rail Small Stature Spinal System		An innovative “beam-like” implant, used with our proprietary MESA spinal screws, that aids in the restoration and maintenance of spinal balance or sagittal balance in smaller stature patients, while providing enhanced rigidity and strength as compared to existing titanium and cobalt chrome rod offerings.	2012

MESA Mini Spinal System		A low-profile spinal screw technology, used during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions in the upper regions of the spine.	2008

SERENGETI Complex Spine Minimally Invasive Retractor System		A minimally invasive retractor system featuring one- step placement of screws and retractors, thereby reducing the number of surgical steps, while allowing for direct visualization, improved access to the spine and specialized instrumentation to facilitate multi-level corrections of complex spine pathologies.	2011

RAVINE Complex Spine Lateral Access System		A minimally invasive retractor system that represents an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach for large construct resection procedures.	2013

SANTORINI Corpectomy Cage System		An expandable vertebral body replacement device made of biocompatible polymer (polyether ether ketone, or PEEK) for radiographic visibility that allows for intra-operative height adjustment.	2012

Minimally Invasive Surgery

We define MIS technologies and techniques as spinal implants and instruments used to facilitate and treat spinal pathologies through minimally invasive approaches to the spine. These include patented technologies for a lateral approach, oblique approach and posterior access to the patient's spinal anatomy.

Selected Products	Image	Description	Market Introduction
EVEREST Minimally Invasive Spinal System		Cannulated top-loading polyaxial pedicle screw system featuring the ability to accommodate titanium and cobalt chrome rods of two different diameters. The innovative dual-lead thread pattern allows for faster insertion and demonstrates increased pullout strength. The mixed metal tulip minimizes head splay and improves mechanical performance.	2014

EVEREST Minimally Invasive XT Spinal System		Cannulated top-loading polyaxial pedicle screw featuring rigid closed top break-off extension tabs for MI rod passage. Inner threads provide 25 mm of reduction while streamlined instrumentation provides a simple two step extension tab removal technique. The innovative dual-lead thread pattern allows for faster insertion and demonstrates increased pullout strength.	2016

SERENGETI Minimally Invasive Retractor System		A minimally invasive retractor system featuring one-step placement of screws and retractors, thereby reducing the number of surgical steps, while allowing for direct visualization and improved access to the spine.	2006

RAVINE Lateral Access System		A minimally invasive retractor system that represents an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach.	2010

CASCADIA Lateral Interbody System		A 3D-printed titanium interbody device utilizing our innovative Lamellar 3D Titanium Technology to allow the potential for both bony ongrowth and ingrowth while maintaining a high degree of radiolucency and an overall stiffness similar to PEEK. The system is designed to work in conjunction with the RAVINE Lateral Access System.	2015

ALEUTIAN Lateral Interbody System		An intervertebral implant made of biocompatible polymer (PEEK) for radiographic visibility, designed to be inserted with RAVINE refractor systems to provide spinal column support through lateral MIS access.	2010

TERRA NOVA Minimally Invasive Access System		A distractor blade system designed to be used in conjunction with the SERENGETI retractor systems to provide the ability to simultaneously retract tissue while distracting the intervertebral disc space to allow for decompression and access for implant insertion.	2007

Degenerative Spine

Our degenerative spine technologies are used to treat degenerative spine disorders and include products such as cervical, thoracic and lumbar spinal fusion devices and interbody devices. Many of our products designed for use in degenerative spine procedures incorporate our proprietary EVEREST or Lamellar 3D Titanium technologies.

Selected Products	Image	Description	Market Introduction
EVEREST Degenerative Spinal System		A spinal screw technology that we believe, based on internal testing, provides for improved insertion speed, industry-leading pull-out strength and the versatility to accommodate a variety of titanium and cobalt chrome rods of two different diameters.	2011

CASCADIA Interbody Systems		3D-printed titanium interbody devices in anatomically narrow (“AN”) and thoracular lumbar (“TL”) configurations utilizing our innovative Lamellar 3D Titanium Technology to allow the potential for both bony ongrowth and ingrowth while maintaining a high degree of radiolucency and an overall stiffness similar to PEEK.	2015

ALEUTIAN Interbody Systems		Full range of anatomically designed intervertebral implants made of biocompatible polymer (PEEK) for radiographic visibility and use in multiple spinal applications	2005

BaseCamp Rod Reduction Technology		Versatile rod reduction technology which allows for controlled symmetrical and asymmetrical reduction of the vertebral body for spondylolithesis.	2014

RHINE Cervical Disc System		Cervical disc system featuring a one-piece compressible polymer core design with dome-shaped, plasma-coated endplates and a central-split keel, with proprietary molding technology incorporated to minimize wear between the polymer core and metal titanium alloy endplates.	2016

CHESAPEAKE Interbody Systems		Multi-screw intervertebral implants providing surgeons with the flexibility to insert screws at various angles and lock them to an implant with our tifix one-step locking mechanism to stabilize the spine while reducing the need for supplemental fixation.	2010

PYRENEES Cervical Plate Systems		Low-profile plates for treating the cervical spine that provide surgeons with the flexibility to insert screws at various angles and lock them to an implant with our tifix one-step locking mechanism.	2005

BLUE RIDGE Hybrid Cervical Plate System		A plate technology for treating the cervical spine providing surgeons with the flexibility to create constrained, semi-constrained or hybrid screw constructs.	2011

Product Pipeline
In addition to our comprehensive commercialized product portfolio, we plan to continue developing innovative new technologies and techniques to enhance our robust product pipeline. Our next generation product development efforts will remain focused on the complex spine and MIS markets, as well as creating three-dimensional solutions across the entire episodic care continuum to help drive quality outcomes for spine patients.
We will continue with the expansion of the MESA 2, EVEREST and NILE Alternative Fixation Spinal Systems to address complex adolescent and adult deformities.
In the MIS market, we will continue the rollout of the EVEREST MI XT Spinal System, intended to treat patients with degenerative disc disease and spondylolisthesis through a minimally invasive approach.  We plan further additions to this product line in 2017, including implants and instruments to address more complicated pathologies.
Our product development efforts in the degenerative spine market includes the further expansion our CASCADIA Interbody Systems, featuring Lamellar 3D Titanium Technology, and additional implant options for TL, AN, Lateral, AN Lordotic Oblique, and Cervical designs.  In 2017, we expect this expansion to continue with additional implant footprints and lordotic designs.  Overall, we expect to introduce five to eight new product or product line extensions during 2017.

In addition to our product development efforts focused on spinal implants and instrumentation, we will continue to develop a variety of enabling technologies in the areas of preoperative planning, intraoperative support and postoperative patient care, with the goal of correcting the spine in all three anatomical planes and improving short- and long-term outcomes.

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

Our regulatory and clinical affairs personnel allow us to anticipate and resolve any potential issues at early stages in the development cycle. In addition, they are able to submit regulatory filings shortly after the final development testing has been completed and are committed to timely and responsive communication with regulatory agencies. We have demonstrated an ability to gain rapid regulatory approvals of our technologies.

Our research and development expense was $21.5 million, $19.9 million and $16.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We believe that our success has been, and will continue to be, driven by the quality of our products and reputation within the spine surgeon community. We collaborate with spine surgeons in various aspects of our strategy and product development. These spine surgeons are compensated pursuant to written agreements with us. These agreements generally provide for compensation on an hourly-basis for time spent on our projects and may entitle such surgeons to royalties. We also work with surgeons and other healthcare professionals in the area of clinical research in order to gain a better understanding of the safety and efficacy of our products and support the necessary requirements for product clearances and registrations internationally.
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
Sales and Marketing
We promote, market and sell our products through a global hybrid sales organization comprised of direct sales employees, including complex spine and MIS product specialists, independent agencies and distributor partners. Our hybrid U.S. sales organization consists of 140 direct sales employees and 86 independent sales agencies. Each direct sales employee and independent sales agency is assigned a defined territory.

Our international sales organization includes over 39 direct sales employees, primarily located in the United Kingdom and Germany. In addition, we directly manage nine independent agencies in Italy and Canada and sell to 26 distributors in certain other international markets. Combined, these international distribution efforts permit us to market and sell our products in 38 countries outside the United States and the territory of Puerto Rico. To support our international sales force, we deploy a number of international market managers who leverage product fluency and local market expertise to broaden and deepen our relationships with our independent agency and distributor partners as well as to provide a direct line of communication to our surgeon customers. Our hybrid global sales organization provides us with broad geographic coverage in regions where our products are sold, including the Americas, Europe, Middle East, South Africa and Asia/Pacific. We continually evaluate new market opportunities and expect to expand our international market presence.

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

Suppliers and Raw Materials
We have a strong base of more than 50 third-party suppliers located primarily in the United States, with a small number located in the European Economic Area (“EEA”), that manufacture our products. We work with these suppliers in support of our supply chain strategy, which involves minimizing our capital investment, controlling costs and shortening cycle times. We believe this allows us to compete with larger volume manufacturers of spine surgery products. We work closely with our suppliers to ensure our inventory needs are met while maintaining high quality and reliability.
We select our suppliers carefully. Our internal quality assurance and supply chain groups conduct on-site audits of our suppliers. As suppliers meet our internal quality control standards they are added to our approved supplier list. We regularly audit our suppliers to ensure they meet FDA, International Organization for Standardization (“ISO”) and other country-specific requirements as necessary. In addition, suppliers of our biomaterials products are certified by the American Association of Tissue Banks (“AATB”). Our quality assurance and supply chain groups conduct annual audits to ensure continued compliance with our standards; our suppliers provide a certificate of compliance with every shipment of inventory that we receive in conformance with our quality control standards. Our quality control group also performs incoming inspection of our products, in-process inspections and packaging and labeling inspections on-site at our headquarters facility.

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
Intellectual Property
Our success depends upon our ability to protect our intellectual property. We proactively protect our innovations by filing
U.S. and foreign patent applications, and our growing intellectual property portfolio reflects significant investment. We have also acquired intellectual property rights via the strategic purchase and license of patents from third parties to complement our internally-developed intellectual property holdings. We utilize specialist intellectual property lawyers to oversee our intellectual property assets. As of December 31, 2016, we owned or licensed 253 issued U.S. patents and 162 issued foreign patents. We had 113 pending U.S. patent applications and 115 pending foreign patent applications. As of December 31, 2016, we also had 28 U.S. trademark registrations, 80 foreign trademark registrations, 10 pending U.S. applications to register trademarks and 11 foreign applications to register trademark registrations.
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
In 2011, we acquired certain proprietary spinal disc implant technologies that were developed and used in our RHINE™ Cervical Disc System, pursuant to an asset purchase agreement, which could require additional payments up to $12.0 million if certain milestones are met related to U.S. regulatory applications and approvals as of December 31, 2016. In addition, milestone payments of $0.5 million, $2.0 million and $4.0 million are due upon the achievement of net sales from products incorporating such proprietary technologies of $10.0 million, $25.0 million and $50.0 million, respectively. We are also required to make royalty payments equal to 7.0% of net sales from patented products, up to an aggregate amount of $20.0 million.
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

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our principal competitors include Medtronic Public Limited Company, DePuy Synthes Inc., Stryker Corporation, Globus Medical, Inc., Zimmer Biomet Holdings, Inc. and NuVasive Inc., which together represent a significant portion of the spine market. We also compete with smaller spine market participants such as Alphatec Holdings, Inc., Orthofix International N.V. and SeaSpine Holdings Corporation who generally have a smaller market share than the principal competitors listed above.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, are cost effective and are safe and effective.

Government Regulation
Our products are medical devices and tissues and therefore subject to extensive regulation by the FDA under the authority of the Federal Food, Drug and Cosmetics Act (“FDCA”), the Public Health Service Act (“PHSA”) and the regulations promulgated under both statutes, as well as by other domestic and international regulatory bodies. These regulations govern the following activities that we and our suppliers, licensors and partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	product safety;

•	premarket clearance or approval;

•	advertising and promotion;

•	product marketing, sales and distribution;

•	postmarket surveillance; and

•	postmarket adverse event reporting.

Regulatory Clearances and Approvals
Unless an exemption applies, each medical device that we wish to commercially distribute in the United States will require prior 510(k) clearance or approval of a Pre-Market Approval Application (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a low or moderate risk are placed in class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification requesting clearance for commercial distribution, unless the device type is exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring submission and approval of a PMA. Both premarket clearance and approval submissions are subject to user fees, which must be paid at the time of submission for FDA review.
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA's requests for additional information and the amount of time a sponsor takes to fulfill them. FDA requests for additional information can include clinical data that the FDA determines is necessary to make a determination regarding substantial equivalence.
All of our commercial medical device products to date have been classified as either class I or class II devices and have been cleared for marketing and distribution through the 510(k) pathway, unless exempt.
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

•
medical device reporting, “MDR” regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

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

•
the FDA’s recall authority, whereby the agency can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

We are required to, and have, registered with the FDA and ISO as medical device manufacturers and must obtain all necessary permits and licenses to operate our business. As manufacturers, we and our suppliers are subject to announced and unannounced inspections by the FDA and European notified bodies to determine our compliance with the QSR and other applicable regulations. The FDA has inspected our former Leesburg facility on several separate occasions from 2006 through 2016.
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
International Regulations
Many foreign countries in which we market or intend to market our products have regulatory bodies and restrictions, similar to those of the FDA. International sales are subject to foreign government regulation, the requirements of which vary substantially from country to country. The time required to obtain approval in a foreign country or a CE Certificate of Conformity may be longer or shorter than that required for FDA approval and the related requirements may differ. Some third-world countries accept CE Certificates of Conformity or FDA clearance or approval as part of applications of approval for marketing of medical devices in their territory. Other countries, including Australia, Japan and Canada require separate regulatory filings.
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
European Economic Area
In the EEA, our devices are required to comply with the Essential Requirements laid down in Annex I to the Medical Devices Directive. Compliance with these requirements entitles us to affix the CE mark to our medical devices. We cannot commercialize our medical devices in the EEA without the CE Mark. To demonstrate compliance with the Essential Requirements laid down in Annex I to the Medical Devices Directive and obtain the right to affix the CE mark to our medical devices, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The Medical Devices Directive groups medical devices into four product classes. These classes and related rules are based on the potential risks associated with the technical design and manufacture of the medical devices that fall within their classification. The classification rules make a distinction between non-invasive, invasive, and active medical devices. A number of additional rules govern specific medical devices, such as those incorporating an ancillary medicinal substance. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements laid down in the Medical Devices.
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
In September 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. Among these proposals, the Medical Devices Regulation (“MD Regulation”) will replace the Medical Devices Directive and the Active Implantable Medical Devices Directive.
On June 17, 2016, the Dutch Presidency of the Council of the European Union formally informed the Council of Ministers of the agreement that was reached, on May 25, 2016, with the European Parliament as part of the trialogue discussion concerning the text of the proposed MD Regulation. On February 22, 2017, after finalization a final linguistic review of the text and the last revisions, the final text of the MD Regulation was published on the Council of the European Union's website. The Regulation is now definitively adopted by the Council and the European Parliament would enter into force in May 2017 and will become applicable in May 2020. The MD Regulation would, among other things, impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for stricter clinical evidence requirements, impose additional requirements on economical operators (including distributors, authorized representatives), and is expected to impose extensive changes to labeling / implant cards and other requirements. As a result of the approval of the MD Regulation certain spinal devices will be reclassified from Class IIb to Class III. Rule 8 of Annex VIII to the MD Regulation states that all implantable devices and long-term surgically invasive devices are classified as Class IIb unless they “are spinal disc replacement implants and implantable devices that come into contact with the spinal column, in which case they are in Class III with the exception of components such as screws, wedges, plates and instruments.” For us, this means rods, hooks, connectors, cervical discs, and corpectomy cages will be reclassified to Class III and will be subject to stricter requirements by the notified body.
The scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably. Some differences between requirements for Class IIb and Class III devices are summarized below:

•	Class III devices undergo an additional technical documentation assessment following which the notified bodies issue a technical documentation assessment certificate.

•	Increased strength of requirement for clinical investigation and evaluation.

•	A summary of safety and clinical performance must be prepared by manufacturers for publication on the EUDAMED database for medical devices;

•	Greater expectation of “proactive” post market surveillance, and in particular, post market clinical follow up studies.

•	Review for Class III devices is not a sampling process, unlike for Class IIa and Class IIb devices which is done on a sampling basis; and

•
Notified Bodies shall notify the Commission and the newly created Medical Device Coordination Group (“MDCG”) of new applications for Class III devices as part of a mandatory clinical evaluation consultation procedure.

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
Tissue, Cellular and Tissue Based Products
Tissue-only products are regulated by the FDA as Human Cell, Tissue and Cellular and Tissue Based Products, or HCT/P. In regards to HCT/P, we are registered with FDA and subject to the regulations related only to labeling, packaging, storage and distribution.
Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated as a HCT/P. In the United States the FDA Center for Biologics Evaluation and Research (“CBER”) regulates HCT/Ps under 21 CFR Part 1270 and CFR Part 1271. Parts 1270 and 1271 require tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease, and to maintain records. FDA has published three final rules to broaden the scope of products subject to regulation and to include more comprehensive requirements to prevent the introduction, transmission and spread of communicable disease. One final rule requires firms to register and list their HCT/Ps with FDA. The second rule requires tissue establishments to evaluate donors, through screening and testing, to reduce the transmission of infectious diseases through tissue transplantation. The third rule establishes current good tissue practices for HCT/Ps. FDA’s revised regulations are contained in Part 1271 and apply to tissues recovered after May 25, 2005. The new requirements are intended to improve protection of the public health while minimizing regulatory burden.
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
The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal health care programs, such as by Medicare or Medicaid. The federal Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. For example, the federal government has enforced the Anti-Kickback Statute to reach large settlements with device manufacturers based on allegedly sham consultant arrangements with physicians. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs as well as any third-party payors, including commercial insurers. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the “PPACA”, among other things, clarified the intent requirements of the federal Anti-Kickback Statute and the federal criminal statute governing healthcare fraud. Specifically, a person or entity can be found to have violated the statutes without actual knowledge of these statutes or specific intent to violate them. In addition, the PPACA amended the Social Security Act to provide that the government may assert that a claim for reimbursement for items or services from federal healthcare programs resulting from a violation of the federal Anti-Kickback Statute may constitute a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute potentially subjecting a company to treble damages and mandatory penalties for each false claim.
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
Reimbursement Overview
Healthcare providers in the United States generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a spine surgery in which our products are used. We expect that sales volumes and prices of our products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors. Third-party payors perform analyses on new technologies to determine if they are medically necessary before providing coverage for them. These third-party payors may still deny reimbursement on covered technologies if they determine that a device used in a procedure was not used in accordance with the payor’s coverage policy. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for surgical procedures and medical products.

Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services (“CMS”) and its contractors. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. In 2017, we believe CMS will continue to pilot “bundled payments” as will the private payers. The payers are committed to the transfer from quantity reimbursement to reimbursing and incentivizing based on quality and improved outcomes. The private payers are responding the needs of their customers and are jumping ahead of CMS bundled payment program with their own, more predicable medical costs and better quality of care for their employees. While private payors vary in their coverage and payment policies, most look upon the coverage and payment by Medicare as a benchmark by which to make their own coverage decisions. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors.

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

Employees
As of December 31, 2016, we had 457 employees in the United States, including the territory of Puerto Rico. Internationally, we had 66 employees based in nine countries, with international offices located in the United Kingdom,

Germany and Italy.
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
We have incurred losses in most fiscal years since inception. We incurred net losses of $41.7 million, $39.2 million and $59.6 million in 2016, 2015 and 2014, respectively. As a result of ongoing losses, we had an accumulated deficit of $211.1 million at December 31, 2016. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. We will need to generate significant additional revenue to achieve and maintain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Spine surgeons must continue to recognize the merits of our technologies and techniques and use of our products compared to those of our competitors.
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

Furthermore, we believe many spine surgeons may be hesitant to adopt certain products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that our complex spine products, MIS technologies and techniques and degenerative products provide benefits or are an attractive alternative to existing treatments of spine disorders. Spine surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our technologies;

•	existing relationships with competitors and sales representatives that sell competitive products;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	less attractive availability of coverage and reimbursement within healthcare payment systems, compared to other products and techniques;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.

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
Competition in the spinal surgery industry has increased as a result of new market entrants, new technologies and as more established companies have intensified competitive pricing pressure. As a result of these competitive forces, we believe there will be increased pricing pressure in the future. Because our products are generally purchased by hospitals that typically bill various third-party payors, changes in the purchasing behavior of such hospitals or the amount such payors are willing to reimburse our customers for procedures using our products, including as a result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as hospitals introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and construct pricing intended to contain healthcare costs. If such trends continue to drive down the prices we are able to charge for our products, our profit margins will shrink, which may adversely affect our ability to invest in and grow our business.

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

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our principal competitors include Medtronic Public Limited Company, DePuy Synthes Inc., Stryker Corporation, Globus Medical, Inc., Zimmer Biomet Holdings, Inc. and NuVasive Inc., which together represent a significant portion of the spine market. We also compete with smaller spine market participants such as Alphatec Holdings, Inc., Orthofix International N.V. and SeaSpine Holdings Corporation who generally have a smaller market share than the principal competitors listed above. At any time, these and other potential market entrants may develop new devices or treatment alternatives that may render our products obsolete or uncompetitive. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can. Many of our current and potential competitors have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with surgeons and greater experience in launching, marketing, distributing and selling products.

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
We have obtained 510(k) clearances to manufacture, market and sell the products we market in the United States, unless exempt from premarket review by the FDA, and the right to affix the CE mark to the products we market in the EEA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, which sometimes requires the submission of clinical data. In the EEA, as a general rule, compliance with the Essential Requirements laid down in Annex I to the Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, or the Medical Devices Directive, must be based on clinical data, though such clinical data can originate from the literature if equivalence to the device to which the literature relates can be demonstrated. For implantable devices and devices classified as Class III in the EEA, the provisions of Annex I to the Medical Devices Directive require manufacturers to conduct clinical investigations to generate the required clinical data, unless it is justifiable to rely on the existing clinical data related to similar devices. While clinical data generated during a clinical investigation is sometimes required to support a 510(k) clearance, CE mark or product registration in other countries, we have not yet generated our own clinical data in support of our currently marketed products. As a result, we currently lack the breadth of published long-term clinical data supporting the quality, safety and efficacy of our products that might have been generated in connection with more costly and rigorous premarket approval, or PMA, processes, and that some of our competitors who have been in business longer may have collected.

To address this issue, we are currently collecting and plan to continue collecting long-term clinical data regarding the quality, safety and effectiveness of our marketed products. For example, we have recently launched voluntary postmarket studies in relation to our EVEREST, MESA, and RAVINE medical devices. The clinical data collected and generated as part of these studies will enable us to further strengthen our clinical evaluation concerning safety and performance of these important products. We believe that this additional data will help with the marketing of our EVEREST, MESA, and RAVINE medical devices by providing our customers with additional confidence in the long-term safety and efficacy of these products. However, as we conduct clinical trials designed to generate long-term data on our products, the data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy. These results could reduce demand for our products and significantly reduce our ability to achieve expected revenue. We do not expect to undertake such studies for all of our products and will only do so in the future where we anticipate the benefits will outweigh the costs. In addition, in the degenerative disease market, we may determine from postmarket experience that certain patient characteristics, such as age or preexisting medical conditions, may affect fusion rates, which could lead to misleading or contradictory data on the efficacy of our degenerative disease products. For these reasons, spine surgeons may be less likely to purchase our products than competing products with longer-term clinical data. Also, we may not choose or be able to generate the comparative data that some of our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or withdrawals, suspension or withdrawal of FDA or other government clearances or approvals or CE Certificates of Conformity, significant legal and regulatory liability and harm to our business reputation.

We are dependent on a limited number of third-party suppliers for most of our products and components, and the loss of any of these suppliers, or their ability to provide us with an adequate supply of quality materials, could harm our business.
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
In the United States we maintain a hybrid sales organization consisting of 140 direct sales employees and 86 independent agency partners. Our products are marketed in 38 countries internationally, in addition to the United States. Our international sales organization includes 39 direct sales employees, primarily located in the United Kingdom and Germany. In addition, we directly manage nine independent sales agencies across Italy and Canada. We sell to 26 distributors in certain other international markets. Our results of operations are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales employees, independent sales agencies and distributors to develop long-lasting relationships with the surgeons and hospitals they serve. If our direct sales employees, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease. If revenue generated by our newly hired employees and independent sales agencies fails to increase over time in line with our expectations, our business, results of operations and financial condition could be materially adversely affected.

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
A large percentage of our revenue is derived from the sale of our EVEREST, MESA and DENALI spinal systems or products that incorporate these technologies, and therefore, a decline in the sales of these products could have a material impact on our business, results of operations and financial condition.
Revenue from our EVEREST spinal systems and other products that incorporate our EVEREST technology represented approximately 25%, 21% and 16% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Revenue from our MESA spinal systems and other products that incorporate our MESA technology represented approximately 24%, 29% and 31% of our revenue, for the years ended December 31, 2016, 2015 and 2014, respectively, revenue from our DENALI spinal systems and other products that incorporate our DENALI technology represented approximately 10%, 12% and 15% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Competition is intense among companies selling devices for spinal surgery, and sales of EVEREST, MESA, or DENALI could decline as a result of a number of factors, such as the introduction by a competitor of products which our customers prefer. Sales of EVEREST, MESA or DENALI could also be disrupted by allegations of intellectual property infringement which, even if meritless, could result in temporary injunctions against sales of these products and damage to relationships with agencies, distributors and customers. A decline in sales of EVEREST, MESA or DENALI for any reason could have a material adverse impact on our business, results of operations and financial condition.

Our business could suffer if we lose the services of key members of our senior management, consultants or personnel.
We are dependent upon the continued services of key members of our senior management and a limited number of consultants and personnel. In particular, we are highly dependent on the skills and leadership of our Chief Executive Officer, Eric D. Major, and our Chief Medical Officer, John P. Kostuik, M.D. The loss of either of these individuals could disrupt our operations or our strategic plans. In addition, our future success will depend on, among other things, our ability to continue to hire or contract with, and retain, the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, consultants or personnel, or our ability to attract or retain other qualified personnel or consultants could have a material adverse effect on our business, results of operations and financial condition.

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
Our rapid growth has placed, and will continue to place, a significant strain on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under- invest in infrastructure and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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

If we are unable to educate spine surgeons on the safe and appropriate use of our products, we may be unable to achieve our expected growth.
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
Goodwill and intangible assets represented approximately 37.7% of our total assets as of December 31, 2016. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate intangible assets for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our evaluation of impairment may require us to make certain estimates and assumptions including projections of future results. Such estimates and assumptions may not prove to be accurate in the future. After performing our evaluation for impairment, including an analysis to determine the recoverability of intangible assets, we will record a noncash impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If these impairment losses are significant, our results of operations could be adversely affected.

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
Most of our operations are at a single location. Any disruption in this facility or any ability to ship a sufficient number of our products to meet demand could adversely affect our business and results of operations.
Most of our operations are currently at a single location in Leesburg, Virginia. Our operations may be affected by man-made or natural disasters, such as a tornado or hurricane. While we currently rely on third parties to manufacture, assemble, package, label and sterilize most of our products and components, we might also be forced to rely on third parties to inspect, warehouse or ship our products and components in the event our facilities are affected by a disaster. Our Leesburg facility, if damaged or destroyed, could be difficult to replace and any efforts to repair or replace could require substantial lead-time. In addition, if we obtain an FDA PMA for any of our future devices, we might be required to obtain prior FDA approval of an alternate facility, which could delay or prevent our marketing of the affected products until this supplemental approval is obtained. Our Notified Body in the EEA or other international regulatory authorities may also need to audit our alternate facility to ensure that we continue to comply with applicable quality systems requirements. In addition, our products are expensive to make and are valuable to hospitals and surgeons worldwide. If a theft of our inventory occurred at our Leesburg facility or elsewhere, it could be a significant loss to us. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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
If we fail to maintain, or are unable to obtain, or experience significant delays in obtaining, regulatory clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market these products could suffer.
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

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. According to FDA guidance, if any change or group of changes to a device addresses a violation of the FDCA, the change or changes would generally constitute a medical device recall and require submission of a recall report to the FDA.

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
In May 2016 our headquarters moved from 751 Miller Drive SE, Leesburg, VA to 600 Hope Parkway SE, Leesburg, VA.  Prior to the move, the FDA inspected our Miller Drive facility on three separate occasions: August 2006, October 2007 and January 2011. We received a Form FDA-483 list of inspectional observations on each occasion, all of which have been closed by the FDA. We have not received any warning letters associated with any of these inspections. The FDA subsequently re-inspected our 751 Miller Drive facility in July 2015, and we did not receive a Form FDA-483 or a warning letter associated with the inspection.  Our 600 Hope Parkway SE facility has not been inspected by FDA to date.
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

Further, the PPACA, among other things, amends the intent requirements of the federal Anti-Kickback Statute and the criminal statute governing healthcare fraud. A person or entity can now be found guilty of violating the federal Anti-Kickback Statute and the federal criminal healthcare fraud statute without actual knowledge of the statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. Possible sanctions for violation of laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Moreover, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

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

To enforce compliance with the federal laws, the U.S. Department of Justice has recently increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource consuming and can divert management’s attention from the business. In addition, settlements with the Department of Justice or other law enforcement agencies have forced healthcare providers to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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
For example, in December 2016, the 21st Century Cures Act (the “Cures Act”) was enacted into law.  The Cures Act includes many provisions that impact the regulation of medical devices.  Among other things, the Cures Act includes provisions regarding, among other things:

•	Expediting the development and prioritizing FDA review of “breakthrough” technologies;

•	expanding the scope of diseases/conditions eligible for a humanitarian device exemption;

•	encouraging the FDA to rely more on real-world evidence to demonstrate device safety and effectiveness;

•	requiring additional validation data prior to marketing certain reusable medical devices;

•	streamlining the review process for combination products;

•	making certain types of low-risk software functions not generally subject to regulation as medical devices; and

•	emphasizing the least burdensome standard for device reviews.
Because the Cures Act has only recently been enacted, it is difficult to know whether it will directly affect our business.  Furthermore, because these provisions allow the FDA to spend several years developing policies, any potential impact on our business could be delayed.
Moreover, a new President of the United States, as well as many members of the U.S. Congress, were elected on November 8, 2016.  The policies of the new administration and their impact on the regulation of our products in the United States are uncertain.  The outcome of this election could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products.  Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.  Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

U.S. legislative or regulatory healthcare reforms may make it more difficult and costly for us to market and distribute our products after clearance or approval is obtained.
Recent political, economic and regulatory influences are expected to subject the healthcare industry in the United States to fundamental changes. The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health programs, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices and/or the procedures in which they are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
Significant healthcare reform was enacted in 2010 when the PPACA was signed into law. State laws also were enacted to implement the PPACA. While the goal of these healthcare reform efforts was to expand coverage to more individuals, it also involved increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013 (described in more detail below), but was suspended during 2016 and 2017;

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In light of the results of the November 8, 2016, U.S. presidential election, the future of the PPACA is uncertain, with President Trump and many Republicans calling for its repeal.  Even if the PPACA is repealed, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013, but was suspended during 2016 and 2017.  The Internal Revenue Service issued final regulations implementing the tax in December of 2012 which require, among other things, bi-monthly payments and quarterly reporting. President Trump has promised to repeal the PPACA and its medical device tax.  If, however, the PPACA and/or the associated device tax is not repealed, we anticipate that primarily all of our sales of medical devices in the United States will be subject to this 2.3% excise tax.
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
Proposals for broad reform of the existing United States corporate tax system are under evaluation by various legislative and administrative bodies. We cannot predict the overall impact that such proposals may have on our business. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
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
We believe that our current cash and cash equivalents, in combination with the borrowing availability under our senior secured credit facility and our expected cash from operations, will be sufficient to meet our projected operating requirements for the foreseeable future. However, the continued expansion of our business will be expensive and we may seek additional funds from public and private stock offerings, borrowings under our existing or new credit facilities or other sources which we may not be able to maintain or obtain on acceptable or commercially reasonable terms, if at all. Our capital requirements will depend on many factors, including:

•	market acceptance of our products;

•	the revenue generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and commercializing new products or technologies;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of obtaining and maintaining regulatory approval or clearance of our products and products in development;

•	the costs associated with complying with state, federal and international transparency laws;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost of enforcing or defending against non-competition claims;

•	the number and timing of acquisitions and other strategic transactions;

•	the costs associated with our international expansion efforts;

•	the costs associated with increased capital expenditures, including fixed asset purchases of instrument sets which we loan to hospitals to support surgeries; and

•	unanticipated general and administrative expenses.

As a result of these factors, we may seek to raise additional capital to:

•	maintain appropriate product inventory levels;

•	fund our operations and clinical trials;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	address FDA or other governmental, legal/enforcement actions and remediate underlying problems;

•	commercialize our new products, if any such products receive regulatory clearance or approval for sale; and

•	acquire companies and license products or intellectual property.

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
Our indebtedness and liabilities could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.
As of December 31, 2016, we had $72.8 million of outstanding indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional funding;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interest of our existing stockholders as a result of issuing shares of our common stock upon conversion of our convertible senior notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future.
We may be unable to raise the funds necessary to repurchase our convertible senior notes for cash following a fundamental change or on the option repurchase dates, or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase our convertible notes or pay cash upon their conversion.
Under the indenture governing our convertible senior notes that we issued in August 2016, noteholders may require us to repurchase their notes following a fundamental change (as defined in the indenture) or on each of August 15, 2021, August 15, 2026 and August 15, 2031 at a cash repurchase price generally equal to the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we must satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the convertible senior notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the convertible senior notes or pay the cash amounts due upon conversion. Under our revolving credit facility, our operating subsidiaries are limited in the amount of cash that they can distribute to us. Until the maturity of the revolving credit facility in April 2018, our operating subsidiaries will be permitted to distribute only up to $1.5 million in aggregate to permit us to make cash payments in connection with any conversions of our convertible senior notes. If noteholders elect to convert their convertible senior notes prior to the maturity of the revolving credit facility, we may be required to elect physical settlement rather than combination settlement or cash settlement or seek a waiver or amendment from the lenders under the revolving credit facility. Furthermore, following a fundamental change, under our revolving credit facility, our subsidiaries would not be permitted to distribute any cash to us to repurchase any convertible senior notes. Our failure to repurchase convertible senior notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the convertible senior notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the convertible senior notes.
Provisions in the indenture governing our convertible senior notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the convertible senior notes and the indenture governing our convertible senior notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the indenture, then noteholders will have the right to require us to repurchase their convertible senior notes for cash. In addition, if a takeover constitutes a make whole fundamental change (as defined in the indenture), then we may be required to temporarily increase the conversion rate on our convertible senior notes. In either case, and in other cases, our obligations under the convertible senior notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common shares may view as favorable.
The accounting method for our convertible senior notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the convertible senior notes on our balance sheet, accruing interest expense for the convertible notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Under applicable accounting principles, the liability carrying amount of the convertible senior notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We have reflected the difference between the net proceeds from the offering of the convertible senior notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the convertible senior notes. As a result of this amortization, the interest expense that we recognize for the convertible senior notes for accounting purposes is greater than the cash interest payments we pay on the convertible senior notes, which results in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock.
In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount of the convertible senior notes being converted and any excess in shares, we are eligible to use the treasury stock method to reflect the shares underlying the convertible senior notes in our diluted earnings per share. Under this method, if the conversion value of the convertible senior notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the convertible senior notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the convertible senior notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the convertible senior notes does not exceed their principal amount for a reporting period, then the shares underlying the convertible senior notes will not be reflected in our diluted earnings per share. However, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline.

Furthermore, if any of the conditions to the convertibility of the convertible senior notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the convertible senior notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their convertible senior notes and could materially reduce our reported working capital.

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

Patent Rights
As of December 31, 2016, we owned or licensed 253 issued U.S. patents and 162 issued foreign patents. We had 113 pending U.S. patent applications and 115 pending foreign patent applications. It is our practice to file continuation and divisional applications as warranted which may provide additional intellectual property protection if those continuation and divisional applications issue as U.S. patents. Our patents will expire between 2017 and 2035, subject to payment of required maintenance fees, annuities and other charges.

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

Trademarks
We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. As of December 31, 2016, we had 28 U.S. trademark registrations, 80 foreign trademark registrations, 10 pending U.S. applications to register trademarks and 11 foreign applications to register trademarks. However, our trademark applications may not be approved. Third parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

We rely heavily on intellectual property that we license from others, including patented technology that is integral to our devices. We are particularly dependent on our licensing arrangements relating to our MESA technology. We also rely on our licensing arrangement relating to our angle-stable fixation systems and our licensing arrangement relating to our interbody fusion implants. Any of these licensors or other third-party licensors may terminate our license or, in some cases, terminate the limited exclusivity we enjoy under a license, in the event that we fail to make required payments or for other causes. In addition, we may not have the right to enforce licensed patents against third-party infringers, and we thus may be unable to derive full competitive advantage from the licensed patents. Approximately 46%, 47% and 50% of our revenue were derived from sales of products that incorporate licensed technologies for the years ended December 31, 2016, 2015 and 2014, respectively. Furthermore, a number of the patents and patent applications we own were acquired pursuant to assignments which are subject to assignment back to the original licensor if we fail to make required payments or for other causes. If we are unable to maintain our licenses to or ownership of certain patent rights, our ability to compete in the market for spinal surgery devices will be harmed.

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

We may be subject to damages resulting from claims that we, our employees, our independent sales agencies or our distributors have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
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

As of December 31, 2016, we have had, and continue to have, a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted, or we believe will result, in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business.

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
International sales of our products represented 24%, 28% and 29% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. The sale and shipment of our products across international borders, as well as any purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, suspension or withdrawal of our CE Certificates of Conformity, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, product recalls and withdrawals, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

•	laws and business practices favoring local companies;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	difficulties in maintaining consistency with our internal guidelines in new markets;

•	difficulties in enforcing agreements through certain foreign legal systems;

•	the uncertainty of protection for intellectual property rights in some countries and difficulties in enforcing or defending intellectual property rights internationally;

•	political and economic instability and terrorism; and

•	adverse effects due to changes in the EU or Eurozone membership, including risks associated with the potential exit of the United Kingdom from the EU.

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
We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we may continue to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not EGCs. In particular, while we remain an EGC (1) we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we are exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

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

We also currently take advantage of the reduced disclosure requirements regarding executive compensation. We may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, or the Dodd-Frank Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We may remain an “emerging growth company” until as late as December 31, 2019 (the fiscal year-end following the fifth anniversary of the completion of our IPO), though we may cease to be an EGC earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates is $700.0 million or more as of the last business day of our second fiscal quarter, in which case we would cease to be an “emerging growth company” as of the following December 31, (2) if our gross revenue exceeds $1.0 billion in any fiscal year or if we issue more than $1.0 billion in non-convertible notes in any three year period. Once we cease to be an emerging growth company, we will no longer be able to take advantage of these exemptions and relief from various reporting requirements.  As of February 28, 2017, we believe the market value of our common stock that is held by non-affiliates exceeds $700.0 million or more.  In the event the market value of our common stock continues to be $700.0 million or more on June 30, 2017, the last business day of our 2017 second fiscal quarter, we would cease to be an EGC as of December 31, 2017.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Included in this annual report on Form 10-K, is our management's report on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. However, as an EGC, our independent registered public accounting firm is not be required to express an opinion as to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we file our annual report for the first fiscal year in which we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective or if our independent registered public accounting firm, when required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions, conversion of our convertible senior notes or otherwise.
We have approximately 707.7 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved an aggregate of 1,705,417 shares for future issuance under our 2016 and 2014 Omnibus Incentive Plans. In addition, as of December 31, 2016, we have reserved 255,262 shares of common stock for future issuance under our Employee Stock Purchase Plan (“ESPP”). In addition, we have also reserved up to 2,974,415 shares of our authorized common stock to permit the conversion of all of our outstanding convertible senior notes. Any common stock that we issue, including under our Omnibus Incentive Plans, our ESPP or other equity incentive plans that we may adopt in the future, or from the conversion of our convertible senior notes, would dilute the percentage ownership held by the investors who currently own our common stock.

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

Pursuant to a registration rights agreement entered into in connection with our purchase by WCAS, we granted WCAS the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, WCAS could cause the prevailing market price of our common stock to decline. As of February 28, 2017, the shares covered by registration rights would represent approximately 13% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

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

•	these provisions provide for a classified Board of Directors with staggered three-year terms;

•	these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;

•
these provisions provide that the Board of Directors is expressly authorized to make, alter, or repeal our bylaws and any amendment, alteration, rescission or repeal of our bylaws by our stockholders requires the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

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
As of December 31, 2016, we had federal net operating loss carryforwards (“NOLs”), to offset future taxable income. A lack of future taxable income would adversely affect our ability to use these NOLs and, as a result of this and other factors, we have taken a valuation allowance against the NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its NOLs to offset future taxable income. In general, a corporation that undergoes an ownership change may use its NOLs for a given year in an amount not greater than the product of the applicable federal long-term tax-exempt rate multiplied by the value of its capital stock immediately before the ownership change, and potentially increased for certain gains recognized by the corporation within five years after the ownership change if it has a net built-in gain in its assets at the time of the ownership change. We underwent such an ownership change in 2010 and 2015, and, as a result, we are limited in our ability to use the portion of our NOLs that existed as of the time of such ownership changes. Because of this limitation and other factors, we have taken a valuation allowance against all of our NOLs. If we experience another ownership change, we would also become limited in our ability to use the portion of any NOLs that did not exist as of the time of the ownership changes that occurred in 2010 or 2015.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
In May 2016, we relocated our corporate headquarters and operations center into two adjacent buildings totaling approximately 146,000 square feet, located at 600 Hope Parkway SE, Leesburg, Virginia. These leased facilities house our research, product development, special instrument and prototype manufacturing, medical education, warehouse and shipping, customer care and administration functions. The lease term expires in September 2031.
Outside of the United States, we lease space for our sales and European distribution facility in Uxbridge, United Kingdom and sales office space in Rosenheim, Germany and Gallarate, Italy.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NASDAQ Global Select Market under the symbol “KTWO” since May 8, 2014. Prior to that date, there was no public trading market for our common stock.
The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	2016		2015
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$20.49	$11.15	$23.59	$17.81
Second Quarter	$17.74	$10.10	$26.29	$20.52
Third Quarter	$18.16	$15.39	$24.99	$16.40
Fourth Quarter	$21.10	$16.32	$21.67	$17.27
On February 28, 2017, the last reported sales price of our common stock on the NASDAQ was $20.05 per share and there were approximately 26 holders of our common stock.
Recent Sales of Unregistered Securities
None
Dividend Policy
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, the credit agreement governing our revolving credit facility restricts our ability to pay dividends on our common stock. We expect that any future credit agreements will contain similar restrictions. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Revolving Credit Facility.
We did not declare or pay any dividends on our common stock in the three years ended December 31, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
Equity incentive plans	3,764,582	(1)	$12.45	(2)	1,705,417
Employee stock purchase plan	40,637		—		255,262
(1) Consists of 3,685,125 stock options and 79,457 restricted stock units for future issuance under the Company's 2016 Omnibus Incentive Plan, 2014 Omnibus Incentive Plan and 2010 Equity Incentive Plan..

(2) The weighted average exercise prices relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index during the period commencing on May 8, 2014, the initial trading day of our common stock, and ending on December 31, 2016. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices. The stock price performance on the following graph is based on historical results and is not necessarily indicative of future stock price performance.

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
Among K2M Group Holdings, Inc.,
The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present our selected historical consolidated financial and operating data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the summary consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2013 and 2012 the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary financial information below should be read in conjunction with the information contained in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$236,634	$216,007	$186,672	$157,584	$135,145
Cost of revenue	82,178	71,791	62,800	50,162	43,962
Gross profit	154,456	144,216	123,872	107,422	91,183
Operating expenses:
Research and development	21,547	19,868	16,302	12,402	9,031
Sales and marketing	111,376	105,635	95,323	80,183	70,163
General and administrative	56,264	54,983	60,216	59,758	57,821
Contingent consideration	—	—	—	—	(324)
Total operating expenses	189,187	180,486	171,841	152,343	136,691
Loss from operations	(34,731)	(36,270)	(47,969)	(44,921)	(45,508)
Other expense:
Foreign currency transaction (loss) gain	(2,430)	(1,813)	(4,752)	1,477	1,034
Discount on prepayment of notes to stockholders	—	—	(4,825)	—	—
Interest expense	(4,425)	(941)	(2,205)	(2,810)	(1,222)
Total other expense, net	(6,855)	(2,754)	(11,782)	(1,333)	(188)
Loss before income taxes	(41,586)	(39,024)	(59,751)	(46,254)	(45,696)
Income tax expense (benefit)	74	192	(114)	(8,341)	(13,041)
Net loss	(41,660)	(39,216)	(59,637)	(37,913)	(32,655)
Accretion or write-up of preferred stock	—	—	6,879	(19,439)	(9,954)
Net loss attributable to stockholders	$(41,660)	$(39,216)	$(52,758)	$(57,352)	$(42,609)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.00)	$(0.97)	$(1.65)	$(2.58)	$(1.94)
Weighted-average shares outstanding:
Basic and diluted	41,729,013	40,237,848	31,887,246	22,238,632	21,920,512

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,511	$34,646	$11,411	$7,419	$7,011
Working capital	115,904	107,408	66,293	32,549	47,369
Total assets	383,525	374,512	299,191	296,936	299,617
Long-term debt, net of discount	36,894	—	—	19,650	26,668
Long-term capital lease obligations	34,933	34,140	—	—	—
Total liabilities	121,957	87,850	40,737	93,670	71,517
Total redeemable convertible preferred stock	—	—	—	109,081	78,068
Total stockholders’ equity	261,568	286,662	258,454	94,185	150,032

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Other Financial Data:
Depreciation and amortization	$29,212	24,940	33,324	$36,776	$41,824
Adjusted EBITDA(1) (unaudited)	636	(142)	(8,838)	(5,266)	(1,765)
(1) Adjusted EBITDA represents net loss plus interest expense, discount on prepayment of notes to stockholders, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, foreign currency transaction loss (gain), and adjustments related to our purchase by our sponsor WCAS. less a deduction for cash payments made for rent on the capital lease for our new headquarters and operations facilities which commenced in October 2016.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$(41,660)	$(39,216)	$(59,637)	$(37,913)	$(32,655)
Interest expense	4,425	941	2,205	2,810	1,222
Discount on prepayment of notes to stockholders	—	—	4,825	—	—
Income tax expense (benefit)	74	192	(114)	(8,341)	(13,041)
Depreciation and amortization	29,212	24,940	33,324	36,776	41,824
Stock-based compensation expense	6,956	11,188	5,807	2,879	2,243
Foreign currency transaction loss (gain)	2,430	1,813	4,752	(1,477)	(1,034)
Adjustments related to our purchase by WCAS	—	—	—	—	(324)
Cash-based rent payments	(801)	—	—	—	—
Adjusted EBITDA (unaudited)	$636	$(142)	$(8,838)	$(5,266)	$(1,765)

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
We categorize our revenue in the United States among revenue generated from the treatment of complex spine pathologies, treatment using MIS approaches and the treatment of degenerative spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity, trauma and tumor. We consider MIS procedures to be degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving traditional non-MIS products treating degenerative spinal conditions such as traditional spinal fusions and certain single-use MIS products which are sold in support of degenerative surgical procedures. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of December 31, 2016, our U.S. sales force consisted of 140 direct sales employees and 86 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 38 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, use independent agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For 2016, international sales accounted for approximately 23.5% of our revenue. As of December 31, 2016, our international sales force consisted of 39 direct sales employees, nine independent agencies and 26 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our distribution network and the commercialization of additional products or product line extensions. In 2016, revenue denominated in currencies other than in U.S. Dollars represented less than 10% of our consolidated revenue.
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
In our international markets where we utilize independent distributorships, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred to the distributor. All such sales to distributors are not subject to contingencies and are, therefore, final. International revenue was 23.5%, 28.1% and 28.7% of total revenue for 2016, 2015 and 2014, respectively.
We generated 55.6%, 56.0% and 54.3% of our U.S. revenue from the sale of our complex spine and MIS products for 2016, 2015 and 2014, respectively. We expect that these core product categories will continue to be significant contributors to our revenue growth in the future.
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
Nonetheless, we face a number of challenges and uncertainties, as further discussed in Item 1A - Risk Factors-Risks Related to Our Business and Our Industry, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursement in the U.S. and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing distribution and surgeon network;

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the expected exit of the United Kingdom from the European Union (also known as “Brexit”), such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenue	$236,634	$216,007	$186,672
Cost of revenue	82,178	71,791	62,800
Gross profit	154,456	144,216	123,872
Operating expenses:
Research and development	21,547	19,868	16,302
Sales and marketing	111,376	105,635	95,323
General and administrative	56,264	54,983	60,216
Total operating expenses	189,187	180,486	171,841
Loss from operations	(34,731)	(36,270)	(47,969)
Other expense:
Foreign currency transaction loss	(2,430)	(1,813)	(4,752)
Discount on prepayment of stockholder notes	—	—	(4,825)
Interest expense	(4,425)	(941)	(2,205)
Total other expense, net	(6,855)	(2,754)	(11,782)
Loss before income taxes	(41,586)	(39,024)	(59,751)
Income tax expense (benefit)	74	192	(114)
Net loss	(41,660)	(39,216)	(59,637)
Accretion and adjustment of preferred stock to fair value	—	—	6,879
Net loss attributable to common stockholders	$(41,660)	$(39,216)	$(52,758)

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Year Ended December 31,
	2016	2015	$ Increase	% Change
	(In thousands)
United States	$181,078	$155,291	$25,787	16.6%
International	55,556	60,716	(5,160)	(8.5)%
Total revenue	$236,634	$216,007	$20,627	9.5%

Total revenue increased $20.6 million, or 9.5% to $236.6 million for 2016 from $216.0 million for 2015. The increase in revenue was primarily driven by $16.7 million in greater sales volume from new surgeon users in the United States and a $14.1 million increase as surgeons upgraded to our newest product offerings in the United States, partially offset by a reduction in revenue in our international markets, primarily Australia, United Kingdom, Saudi Arabia and Japan. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Year Ended December 31,
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$71,915	$63,398	$8,517	13.4%
Minimally invasive	28,711	23,633	5,078	21.5%
Degenerative	80,452	68,260	12,192	17.9%
Total U.S. revenue	$181,078	$155,291	$25,787	16.6%

U.S. revenue increased $25.8 million, or 16.6% to $181.1 million for 2016 from $155.3 million for 2015. Sales in our complex spine, MIS and degenerative categories represented 39.7%, 15.9% and 44.4% of U.S. revenue for 2016 compared to 40.8%, 15.2% and 44.0% of U.S. revenue for 2015. The overall U.S. revenue growth was driven by increased revenue from new surgeon users of $16.7 million and existing surgeons upgrading to our newest product offerings of $14.1 million. The complex spine category growth of $8.5 million reflects increased surgeon usage of our EVEREST systems of $6.1 million, increased usage of our CASCADIA interbody devices of $1.5 million, and increased usage of our CAPRI thoraco-lumbar corpectomy device of $0.8 million. The MIS category growth of $5.1 million reflects increased surgeon usage of our EVEREST minimally invasive products of $3.7 million and increased surgeon usage of our CASCADIA interbody devices of $3.4 million. The degenerative category growth of $12.2 million primarily reflects increased surgeon usage of our CASCADIA interbody devices of $8.8 million and increased surgeon usage of our EVEREST systems of $3.5 million.
International Revenue
International revenue decreased $5.1 million, or (8.5)%, to $55.6 million for 2016 from $60.7 million for 2015. International revenue decreased primarily as a result of reduced surgical set investments by our distributor partners in Australia and Saudi Arabia, lower surgical volumes in the United Kingdom, and a temporary suspension of our distributor partner in Japan's import registration.
Cost of Revenue
Cost of revenue increased $10.4 million, or 14.5%, to $82.2 million for 2016 from $71.8 million for 2015. The increase was primarily due to increased sales volume and higher inventory reserve allowance. In addition, surgical instrument amortization expense, increased $1.4 million, or 11.3%, to $13.7 million for 2016 from $12.3 million in 2015. The increase in amortization expense is primarily a result of increased investment in surgical instruments. The cost of revenue associated with the medical device excise tax in the United States was approximately $(0.9) million and $0.5 million for 2016 and 2015, respectively, as a result of recoveries of excise tax overpayments.
Gross Profit
Gross profit decreased as a percentage of revenue to 65.3% for 2016, from 66.8% for 2015. The decrease in gross profit as a percentage of revenue is primarily due to higher inventory reserve allowances and decreased capitalization of overhead costs to inventory.
Research and Development
Research and development expenses increased $1.6 million, or 8.5%, to $21.5 million for 2016 from $19.9 million for 2015. The increase was primarily due to increased development activities related to products in our pipeline and higher payroll expenses, including stock based compensation.
Sales and Marketing
Sales and marketing expenses increased $5.8 million, or 5.4%, to $111.4 million for 2016 from $105.6 million for 2015. The increase was primarily due to increased sales commissions as a result of higher sales volume, increased employee compensation costs, including stock based compensation from our hiring of direct sales employees since December 31, 2015, and increased shipping expenses as a result of higher surgical volume.
General and Administrative
General and administrative expenses increased $1.3 million, or 2.3%, to $56.3 million for 2016 from $55.0 million for 2015. The increase was primarily due to employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances, and increases in amortization expense associated with our building under capital lease, partially offset by decreased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $10.4 million and $10.3 million for 2016 and 2015, respectively.
Other Expense, net
Other expense, net, increased $4.1 million to $(6.9) million of expense for 2016 from $(2.8) million for 2015. The increase in other expense was primarily due to an increase in interest expense of $3.5 million as a result of our capital lease obligation and a $0.6 million increase in unrealized losses from foreign currency translation on intercompany payable balances.
Income Tax Expense
Income tax expense decreased $0.1 million to $0.1 million of expense for 2016. Our effective tax rate calculated as a percentage of loss before income tax expense was (0.2)% for 2016, from (0.5)% for 2015.
Net Loss
Net loss increased $2.5 million, or 6.2%, to $41.7 million for 2016 from $39.2 million for 2015. The increase in our net loss was primarily attributable to higher operating expenses attributable to greater sales activity.
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

Total revenue increased $29.3 million, or 15.7%, to $216.0 million for 2015 from $186.7 million for 2014. The increase in revenue was primarily driven by $22.2 million in greater sales volume in the United States due to continued expansion of our customer base, new product introductions representing revenue of $11.2 million in the United States, and $5.2 million in growth in our international distributor markets, primarily Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages:

	Year Ended December 31,
	2015	2014	$ Increase	% Change
	(In thousands)
Complex spine	$63,398	$54,030	$9,368	17.3%
Minimally invasive	23,633	18,194	$5,439	29.9%
Degenerative	68,260	60,886	$7,374	12.1%
Total U.S. revenue	$155,291	$133,110	$22,181	16.7%
U.S. revenue increased $22.2 million or 16.7% , to $155.3 million for 2015 from $133.1 million for 2014. Sales in our complex spine, MIS and degenerative categories represented 40.8%, 15.2% and 44.0% of U.S. revenue, respectively, for 2015, compared to 40.6%, 13.7% and 45.7% of U.S. revenue, respectively, for 2014. The overall U.S. revenue growth was driven by new surgeon users representing $14.5 million of revenue and new product revenue of $11.2 million. The complex spine category growth of $9.4 million reflects increased surgeon usage of our EVEREST systems of $5.4 million, increased usage of our occipital fixation system of $1.8 million, and initial usage of our new CAPRI thoraco-lumbar corpectomy device of $0.8 million. The MIS category growth of $5.4 million primarily reflects increased surgeon usage of our EVEREST minimally invasive products $4.1 million and increased surgeon usage of our RAVINE Lateral Access System of $1.1 million. The degenerative category growth of $7.4 million primarily reflects increased surgeon usage of our EVEREST systems of $1.7 million, increased usage of our biomaterials offering of $2.1 million, and increased usage of both our cervical and lumbar interbody product lines of $2.6 million.
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
    Gross Profit
Gross profit increased as a percentage of revenue to 66.8% for 2015 from 66.4% for 2014. The increase in gross profit as a percentage of revenue is primarily due to decreased expenses associated with our custom instruments and a reduction in our medical device excise tax due to expected prior period recoveries.
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
General and Administrative
General and administrative expenses decreased $5.2 million, or 8.7%, to $54.9 million for 2015 from $60.2 million for 2014. The decrease was primarily due to lower amortization expense on intangible assets related to developed and licensed technology acquired in the 2010 merger, partially offset by increased employee compensation and benefit costs associated with the increase in personnel to support the expansion of our business, amortization of the compensation cost of restricted stock units issuances and increased third-party legal expenses. General and administrative expenses include amortization of intangible assets of $10.3 million and $22.9 million for 2015 and 2014, respectively.
Other Expense
Other expense, net, decreased $9.0 million to $(2.8) million of expense for 2015 from $(11.8) million for 2014. The decrease in other expense was primarily due to the acceleration of the discount on notes to stockholders of $4.8 million as a result of their prepayment in 2014, a decrease in interest expense of $1.3 million as a result of lower overall borrowing and a $2.9 million decrease in unrealized losses from foreign currency translation on intercompany payable balances.
Income Tax Expense

Income tax benefit decreased $0.1 million to $0.2 million of expense for 2015. Our effective tax rate calculated as a percentage of loss before income tax expense was (0.5)% for 2015, from 0.2% for 2014. The change in the effective tax rate was due to the effect of an increase in the valuation allowance on our deferred tax assets as of December 31, 2015.
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

Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, discount on prepayment of notes to stockholders, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, and foreign currency transaction loss less a deduction for cash payments made for rent on the capital lease of our new headquarters and operations facilities, which commenced in October 2016.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net loss	$(41,660)	$(39,216)	$(59,637)
Interest expense	4,425	941	2,205
Discount on prepayment of notes to stockholders	—	—	4,825
Income tax expense (benefit)	74	192	(114)
Depreciation and amortization	29,212	24,940	33,324
Stock-based compensation expense	6,956	11,188	5,807
Foreign currency transaction loss	2,430	1,813	4,752
Cash-based rent payments	(801)	—	—
Adjusted EBITDA	$636	$(142)	$(8,838)
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
On August 11, 2016, we completed the issuance of $50.0 million aggregate principal amount of 4.125% convertible senior notes due 2036 for which we received net proceeds of approximately $47.1 million. With a portion of these proceeds, we retired all borrowings outstanding under our revolving credit facility of $19.5 million. The remaining net proceeds will be used for general corporate purposes, which may include working capital and purchasing inventory. For further details of the convertible senior notes, please refer to “Indebtedness” below.
As of December 31, 2016, our cash and cash equivalents were $45.5 million compared to cash and cash equivalents as of December 31, 2015 of $34.6 million. As of December 31, 2016, we had no outstanding borrowings under our revolving credit facility. As of December 31, 2016, we had working capital of $115.9 million, compared to $107.4 million as of December 31, 2015.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with the proceeds from our stock offerings, convertible note issuance, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, sales trends, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash used in operating activities	$(13,298)	$(18,310)	$(30,162)
Net cash used in investing activities	(24,413)	(14,280)	(22,538)
Net cash provided by financing activities	49,133	56,226	56,836
Effect of exchange rate on cash	(557)	(401)	(144)
Net change in cash and cash equivalents	$10,865	$23,235	$3,992
Cash Used in Operating Activities
Net cash used in operating activities decreased $5.0 million to $13.3 million for 2016 from $18.3 million for 2015. The decrease in net cash used in operating activities was primarily the result of the timing of payments of accounts payable and accrued expenses and a smaller increase in inventory than in the preceding period, partially offset by the increase in trade accounts receivable as a result of higher revenue and the timing of customer collections.
Net cash used in operating activities decreased $11.9 million to $18.3 million for 2015 from $30.2 million for 2014. The decrease in net cash used in operating activities was primarily due to increased revenue and decreased inventory purchases in 2015 partially offset by an increase in accounts receivable due to higher revenue, and the timing of payments of accounts payable and accrued liabilities.
    Cash Used in Investing Activities
Net cash used in investing activities increased $10.1 million to $24.4 million for 2016 from $14.3 million for 2015. The increase in net cash used in investing activities was primarily attributable to leasehold build-out costs and investments in furniture and equipment that were placed in service in connection with the transition to our new corporate headquarters and operations facilities and increased purchases of surgical instruments.
Net cash used in investing activities decreased $8.2 million to $14.3 million for 2015 from $22.5 million for 2014. The decrease in net cash used in investing activities was primarily attributable to a decrease in purchases of surgical instruments, partially offset by purchases of intellectual property rights (patents) during 2015. In addition, in 2014 we funded $6.7 million of escrow requirements related to leasehold improvements for our new corporate headquarters and operations facilities, which did not recur in 2015.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $7.1 million to $49.1 million for 2016 from $56.2 million for 2015. The decrease in net cash provided by financing activities was primarily the result of lower proceeds raised in financing events in 2016. During 2016, we received net proceeds of $47.1 million from our Notes issuance compared to proceeds from issuances of our common stock of $54.2 million in 2015.
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
Capital Expenditures
Our capital expenditures were $29.7 million, $13.7 million and $15.8 million for 2016, 2015 and 2014, respectively, consisting primarily of purchases of consigned instrumentation to support surgical sales and expansion of our global distribution network, and software and equipment expenditures to support logistics and administration functions. In 2016, we also incurred capital expenditures of approximately $8.9 million related to the build-out of tenant improvements and purchases of equipment for our new corporate headquarters and operations facilities.
We expect to purchase additional surgical instruments and continue to expand our global distribution network in 2017. However, we expect an overall decline in capital expenditures compared to 2016 because the build-out and equipment expenditures incurred in 2016 in connection with our new corporate headquarters and operations facilities are not expected to recur. We expect to fund our long-term liquidity needs with cash and cash equivalents, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations.
Indebtedness
Convertible Senior Notes
On August 11, 2016, we issued $50.0 million aggregate principal amount of convertible senior notes due 2036 (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017, and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of approximately $47.1 million and used a portion of such proceeds to repay approximately $19.5 million of borrowings under our revolving credit facility and expect to use the remaining net proceeds for general corporate purposes, which may include working capital and purchasing inventory.
The Notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
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
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. The credit facility, as amended, consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. The credit facility expires on April 26, 2018.
Alternate Base Rate (“ABR”) loans under the revolving credit facility bear interest at a rate per annum equal to ABR, plus 0.75%. LIBOR loans under the revolving credit facility bear interest at a rate per annum equal to the greater of (i) LIBOR, plus 3.0%. The total obligations under the amended credit facility cannot exceed the lesser of (i) the total revolving commitment of

$55.0 million or (ii) the borrowing base, which is calculated as (x) 85% of accounts receivable so long as certain of those accounts receivable do not exceed, in the aggregate, 50% of the borrowing base plus (y) 50% of the value of the eligible inventory provided that the contribution of the value of the eligible inventory not exceed the lesser of 40% of the borrowing base or $15.0 million plus (z) up to $7.5 million to the extent the Borrower and its subsidiaries maintain at least $12.5 million on deposit with a lender or an affiliate of a lender. Borrowings under the revolving credit facility remain secured by a first priority lien on substantially all of the Borrower’s personal property assets, including intellectual property.
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at December 31, 2016.
As of December 31, 2016 and 2015, we had no outstanding borrowings on the revolving credit facility. As of December 31, 2016, we had approximately $46.7 million of unused borrowing capacity, which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the new headquarters and operations facilities lease.

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2016:

	Total	< 1 Year	1-3 Years	4-5 Years	After 5 Years
(dollars in thousands)
Revolving credit facility(1)	$—	$—	$—	$—	$—
Convertible senior notes(2)	50,000	—	—	—	50,000
Capital lease obligations	57,443	3,268	10,303	7,305	36,567
Operating lease obligations	2,150	568	1,262	320	—
Minimum IP obligations(3)	4,762	615	1,789	1,156	1,202
	$114,355	$4,451	$13,354	$8,781	$87,769

(1)	There were no amounts drawn on our $55.0 million revolving credit facility as of December 31, 2016.

(2)
Represents aggregate principle amount outstanding of 4.125% convertible senior notes due August 15, 2036. Such convertible senior notes may be redeemed or converted into shares of K2M common under certain circumstances at Maturity or earlier under certain circumstances as described in Note 9 in the notes to the consolidated financial statements.

(3)
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

Off-Balance Sheet Arrangements
As of December 31, 2016, we had one issued but undrawn letter of credit for $6.0 million representing a security deposit on the new corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have reviewed our policies and determined that those policies remain our critical accounting policies as of and for December 31, 2016.

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
In addition, we continue to introduce new products and product innovations, which we believe will increase our revenue and enhance our relationships with surgeons and hospitals. As a result, we may be required to take charges for excess and/or obsolete inventory, which may have a significant impact on the value of our inventory and our results of operations. Charges incurred for excess and obsolete inventory and other inventory reserves which are included in cost of revenue, totaled $5.6 million, $1.7 million and $0.6 million in December 31, 2016, 2015 and 2014, respectively.
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

Our evaluation of goodwill completed in each of the three years ended December 31, 2016 resulted in no impairment losses.
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
Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards without performance vesting requirements and shares issued under our Employee Stock Purchase Plan (“ESPP”). The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Because we have been a public company for less than two years and have a limited operating history, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, including those who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publically traded stock becomes available.
We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends on our common stock and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The fair value of restricted stock and restricted stock units (“RSUs”) awarded is based on the market price of our common stock on the date of grant. We use historical forfeiture rate trends as a basis for estimating pre-vesting forfeitures.

Stock-based compensation expense totaled $7.0 million, $11.2 million and $5.8 million for the twelve months ended December 31, 2016, 2015 and 2014 respectively. As of December 31, 2016, there was approximately $3.4 million of unrecognized stock-based compensation expense for restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 2.11 years, and $4.2 million of unrecognized stock-based compensation expense underlying option awards, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.98 years.

Recently Issued Accounting Pronouncements
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of this election, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Please refer to Note 1 - Recent Accounting Pronouncements.
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
Interest Rate Risk
The interest rate on our recently issued Notes is fixed therefore we are not exposed to interest rate risk with respect to these notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a 10% change in interest rates would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of December 31, 2016, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction loss of $2.4 million, $1.8 million and $4.8 million in 2016, 2015 and 2014, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation (loss) income of $(3.7) million, $0.1 million and $2.7 million in 2016, 2015 and 2014, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 14.3%, 18.9% and 19.0% of our revenue for 2016, 2015 and 2014, respectively and represented 32.0% of our net outstanding accounts receivable at December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 24, 2016, the Audit Committee of the Board of Directors engaged KPMG LLP (“KPMG”) as its new independent registered public accounting firm for the fiscal year ended December 31, 2016 and dismissed Ernst & Young, LLP (“EY”) as its independent registered public accounting firm.  EYs audit reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During these periods and the subsequent interim period through May 19, 2016, neither the Company nor anyone on its behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.
We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2016, our disclosure controls and procedures, were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As required by Section 404 of the Sarbanes-Oxley Act, we conducted an evaluation of the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2016.
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
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are an EGC as of December 31, 2016 as defined in the JOBS Act, and we qualify for an exemption for non-accelerated filers that permits us to provide only management’s report in this annual report, pursuant to Section 404 of the Sarbanes-Oxley Act.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Indenture, dated August 11, 2016, between K2M Group Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2016 (File No. 001-36443))

4.2
Form of 4.125% Convertible Senior Notes (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit A in Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 11, 2016 (File No. 001-36443))

Exhibit Number	Description
10.1
Credit Agreement, dated as of October 29, 2012, among K2M Holdings, Inc., as a Guarantor, K2M, Inc. and K2M UK Limited, jointly and severally as Borrowers, the Guarantors from time to time parties thereto, the several lenders from time to time parties thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.2
Waiver and First Amendment to Credit Agreement entered into as of May 20, 2013 by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.3
Second Amendment to Credit Agreement entered into as of February 26, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.4
Third Amendment to Credit Agreement entered into as of April 30, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on May 2, 2014 (No. 333-194550))

10.5
Fourth Amendment to Credit Agreement entered into as of October 21, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014 (No. 001-36433))

10.6
Fifth Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement entered into as of January 7, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2015 (No. 001-36433))

10.7
Sixth Amendment to Credit Agreement entered into as of May 8, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2015 (No. 001-36433))

10.8
Seventh Amendment to Credit Agreement entered into as of June 5, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2015 (No. 001-36433))

10.9
Eighth Amendment dated October 29, 2015 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2015 (No. 001-36433))

Exhibit Number		Description
10.10
Ninth Amendment dated August 8, 2016 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2016 (File No. 001-36443))

10.11
Guarantee and Collateral Agreement, dated as of October 29, 2012, made by K2M Holdings, Inc., K2M, Inc. and the other Grantors referred to herein in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.12
Export Import Bank Credit Agreement, dated as of October 29, 2012, among K2M Holdings, Inc., as a Guarantor, the other Guarantors from time to time parties hereto, K2M Inc., as the Borrower, the several Exim Lenders from time to time parties hereto, and Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 fled on April 7, 2014 (No. 333-194550))

10.13
Guarantee and Collateral Agreement for Export Import Bank Credit Facility, dated as of October 29, 2012, made by K2M Holdings, Inc., K2M, Inc. and the other Grantors referred to herein in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

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

10.16	†	Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Eric Major (filed herewith)
10.17	†
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

10.19	†	Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Gregory Cole (filed herewith)
10.20	†
Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.21	†
Amendment, dated as of March 10, 2014, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.22	†	Second Amendment, dated as of February 22, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (filed herewith)
10.23	†
Amended and Restated K2M, Inc. 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.24	†
Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Stock Option and Grant Plan and Stock Restriction Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

10.25	†	K2M Group Holdings, Inc. 2010 Equity Award Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

Exhibit Number		Description
10.26	†
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

10.28	†
K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-194550))

10.29	†	K2M, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on March 14, 2014 (No. 333-194550))
10.30	†
Form of Option Agreement under the K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

10.31	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))
10.32	†	K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 14, 2016 (File No. 001-36443))
10.33	†	Form of Option Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.34	†	Form of Restricted Stock Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.35	†	Form of Restricted Stock Unit Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.36	†
Form of Side Letter to Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))

10.37	†
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

10.39
Exclusive License Agreement, dated as of September 2, 2004, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.40
Amendment to Exclusive License Agreement, entered into as of February 17, 2010, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.41
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
10.43
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

10.45
License Agreement, dated as of May 19/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on April 7,2014 (No. 333-194550))

10.46
Additional Agreement to License Agreement, dated as of June 14/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 April 7, 2014 (No. 333-194550))

10.47
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

10.48
Asset Purchase and Earn Out Agreement, made and entered into as of February 12, 2010, by and between K2M, Inc. and John Carbone, MD (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.49
First Amendment to Asset Purchase and Earn Out Agreement, made and entered into as of June 15, 2012, by and between K2M, Inc. and John Carbone, MD (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.50
Registration Rights Agreement, dated August 12, 2010, by and among K2M Group Holdings, Inc., Welsh, Carson, Anderson & Stowe XI, L.P., FFC Partners III, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 April 22, 2014 (No. 333-194550))

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of KPMG, LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
23.3	Consent of iData Research, Inc. (filed herewith)
24.1	Power of Attorney (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
101.INS	XBRL Instance Document (A)

101 SCH	XBRL Taxonomy Extension Schema Document (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)
XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2M Group Holdings, Inc. (Registrant)

Date: March 7, 2017	By:	/s/ Eric D. Major
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Eric D. Major	President, Chief Executive Officer and Director	March 7, 2017
Eric D. Major

/s/ Gregory S. Cole	Chief Financial Officer (Principal Financial Officer)	March 7, 2017
Gregory S. Cole

*	Chief Medical Officer and Director	March 7, 2017
John P. Kostuik, M.D.

/s/ George Z. Moratis	Global Accounting Officer (Principal Accounting Officer)	March 7, 2017
George Z. Moratis

*	Director	March 7, 2017
Brett P. Brodnax

*	Director	March 7, 2017
Carlos A. Ferrer

*	Chairman	March 7, 2017
Daniel A. Pelak

*	Director	March 7, 2017
Paul B. Queally

*	Director	March 7, 2017
Raymond A. Ranelli

*	Director	March 7, 2017
Sean M. Traynor

*	Director	March 7, 2017
Michael A. Turpin

	* By: /s/ Eric D. Major	March 7, 2017
Attorney-in Fact

K2M GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
K2M Group Holdings, Inc.:
We have audited the accompanying consolidated balance sheet of K2M Group Holdings, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2M Group Holdings, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 7, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
K2M Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of K2M Group Holdings, Inc. (the Company) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K2M Group Holdings, Inc. at December 31, 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2016

K2M GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$45,511	$34,646
Accounts receivable, net	46,430	38,773
Inventory, net	61,897	62,002
Prepaid expenses and other current assets	6,147	19,820
Total current assets	159,985	155,241
Property, plant and equipment, net	50,714	38,318
Goodwill	121,814	121,814
Intangible assets, net	22,758	33,123
Other assets, net	28,254	26,016
Total assets	$383,525	$374,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$973	$284
Accounts payable	15,367	22,483
Accrued expenses	15,673	13,559
Accrued payroll liabilities	12,068	11,507
Total current liabilities	44,081	47,833
Convertible senior notes	36,894	—
Capital lease obligation, net of current maturities	34,933	34,140
Deferred income taxes, net	5,017	5,042
Other liabilities	1,032	835
Total liabilities	121,957	87,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,282,741 and 41,337,692 shares issued and 42,274,130 and 41,337,692 shares outstanding, respectively	42	41
Additional paid-in capital	474,512	454,153
Accumulated deficit	(211,081)	(169,421)
Accumulated other comprehensive (loss) income	(1,771)	1,889
Treasury stock, at cost, 8,611 and 0 shares, respectively	(134)	—
Total stockholders’ equity	261,568	286,662
Total liabilities and stockholders’ equity	$383,525	$374,512

See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$236,634	$216,007	$186,672
Cost of revenue	82,178	71,791	62,800
Gross profit	154,456	144,216	123,872
Operating expenses:
Research and development	21,547	19,868	16,302
Sales and marketing	111,376	105,635	95,323
General and administrative	56,264	54,983	60,216
Total operating expenses	189,187	180,486	171,841
Loss from operations	(34,731)	(36,270)	(47,969)
Other expense, net:
Foreign currency transaction loss	(2,430)	(1,813)	(4,752)
Discount on prepayment of notes to stockholders	—	—	(4,825)
Interest expense	(4,425)	(941)	(2,205)
Total other expense, net	(6,855)	(2,754)	(11,782)
Loss before income taxes	(41,586)	(39,024)	(59,751)
Income tax expense (benefit)	74	192	(114)
Net loss	(41,660)	(39,216)	(59,637)
Accretion and adjustment of preferred stock to fair value	—	—	6,879
Net loss attributable to common stockholders	$(41,660)	$(39,216)	$(52,758)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.00)	$(0.97)	$(1.65)
Weighted average common shares outstanding:
Basic and diluted	41,729,013	40,237,848	31,887,246
See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(41,660)	$(39,216)	$(59,637)
Other comprehensive loss (income):
Foreign currency translation adjustment	(3,660)	62	2,747
Other comprehensive (loss) income	(3,660)	62	2,747
Comprehensive loss	$(45,320)	$(39,154)	$(56,890)
See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	22,421,509	$22	$165,651	$(70,568)	$(920)	$—	$94,185
Net loss	—	—	—	(59,637)	—	—	(59,637)
Other comprehensive income	—	—	—	—	2,747	—	2,747
Stock-based compensation		—	5,807	—	—	—	5,807
Accretion of Series A and B redeemable convertible preferred stock	—	—	(1,158)	—	—	—	(1,158)
Accretion of Series A and B redeemable convertible preferred stock issuance costs	—	—	(22)	—	—	—	(22)
Issuances of common stock pursuant to securities purchase and other agreements	121,111	—	2,307	—	—	—	2,307
Adjustment of preferred stock to fair value prior to conversion	—	—	8,059	—	—	—	8,059
Common stock issued in conversion of Series A and B redeemable convertible preferred stock	5,577,016	6	83,650	—	—	—	83,656
Issuance of common stock from initial public offering, net of offering costs	8,825,000	8	118,862	—	—	—	118,870
Stock option modifications	—	—	2,077	—	—	—	2,077
Issuance and exercise of stock-based compensation benefit plans, net of income tax	421,462	1	1,562	—	—	—	1,563
Balance at December 31, 2014	37,366,098	37	386,795	(130,205)	1,827	—	258,454
Net loss	—	—	—	(39,216)	—	—	(39,216)
Other comprehensive income	—	—	—	—	62	—	62
Stock-based compensation	—	—	11,188	—	—	—	11,188
Issuance of common stock, net of issuance costs	2,907,490	3	54,154	—	—	—	54,157
Issuance and exercise of stock-based compensation benefit plans, net of income tax	1,064,104	1	2,016	—	—	—	2,017
Balance at December 31, 2015	41,337,692	41	454,153	(169,421)	1,889	—	286,662
Net loss	—		—	(41,660)	—	—	(41,660)
Other comprehensive loss	—	—	—	—	(3,660)	—	(3,660)
Stock-based compensation	—	—	6,956	—	—	—	6,956
Convertible senior notes equity conversion option	—	—	11,666	—	—	—	11,666
Debt issuance costs allocated to equity and other	—	—	(640)	—	—	—	(640)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	945,049	1	2,377	—	—	(134)	2,244
Balance at December 31, 2016	42,282,741	$42	$474,512	$(211,081)	$(1,771)	$(134)	$261,568

See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(41,660)	$(39,216)	$(59,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,212	24,940	33,324
Provision for inventory reserve	5,572	1,680	583
Provision for allowance for doubtful accounts	68	319	469
Stock-based compensation	6,956	11,188	5,807
Amortization of issuance and discount costs included in interest expense	—	—	4,928
Accretion of discounts and amortization of issuance costs of convertible senior notes	1,604	—	—
Deferred income taxes	(33)	—	(218)
Changes in operating assets and liabilities:
Accounts receivable	(9,381)	(5,082)	(2,860)
Inventory	(3,439)	(8,766)	(13,660)
Prepaid expenses and other assets	(10,256)	(9,738)	(8,450)
Accounts payable, accrued expenses, and accrued payroll liabilities	8,059	6,365	9,552
Net cash used in operating activities	(13,298)	(18,310)	(30,162)
Investing activities
Purchase of surgical instruments	(12,275)	(10,905)	(12,848)
Purchase of property, plant and equipment	(17,439)	(2,787)	(2,905)
Changes in cash restricted for leasehold improvements	6,608	—	(6,667)
Purchase of intangible assets	(1,307)	(588)	(118)
Net cash used in investing activities	(24,413)	(14,280)	(22,538)
Financing activities
Borrowings on bank line of credit	19,500	25,000	—
Payments on bank line of credit	(19,500)	(25,000)	(23,500)
Proceeds from issuance of convertible senior notes, net of issuance costs	47,108	—	—
Proceeds from issuances of notes to stockholders	—	—	14,634
Prepayment of notes to stockholders	—	—	(39,212)
Payment of dividends on Series A and Series B redeemable convertible preferred stock	—	—	(18,547)
Proceeds from issuances of common stock, net of issuance costs	—	54,209	121,898
Principal payments under capital lease	(219)	—	—
Issuances and exercise of stock-based compensation benefit plans, net of income tax	2,244	2,017	1,563
Net cash provided by financing activities	49,133	56,226	56,836
Effect of exchange rate changes on cash and cash equivalents	(557)	(401)	(144)
Net increase in cash and cash equivalents	10,865	23,235	3,992
Cash and cash equivalents at beginning of period	34,646	11,411	7,419
Cash and cash equivalents at end of period	$45,511	$34,646	$11,411

Significant non-cash investing activities
Buildings under capital lease	$—	$26,469	$—
Leasehold improvements, including property under capital lease	$171	$6,884	$—

Significant non-cash financing activities
Capital lease obligation	$1,708	$33,938	$—
Accretion of discount on convertible senior notes	$807	$—	$—
Accretion of Series A and B redeemable convertible preferred stock	$—	$—	$1,180
Adjustment of preferred stock to fair value	$—	$—	$(8,059)
Common stock offering costs	$—	$52	$—

Cash paid for:
Income taxes	$159	$126	$132
Interest	$382	$428	$6,690
See accompanying notes to consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Consolidated Financial Statements
(In Thousands, Except Share and Per Share Data)

1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In the Annual Report on Form 10-K, unless the context otherwise requires, reference to “K2M,” “the Company,” “we,” “us,” and “our,” refer to K2M Group Holdings, Inc. together with its subsidiaries.
Description of Business
K2M Group Holdings, Inc. was formed as a Delaware corporation on June 29, 2010. On July 2, 2010, K2M, Inc., a company initially incorporated in 2004, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Altitude Group Holdings, Inc. (“Altitude”) and Altitude Merger Sub, Inc. (“Merger Sub”). Altitude was a newly formed corporation and an indirect wholly-owned subsidiary of Welsh, Carson, Anderson & Stowe XI, L.P., (“WCAS”). On August 12, 2010, upon the closing of the transactions under the Merger Agreement, Merger Sub merged with and into K2M, Inc. with K2M, Inc. being the surviving corporation of such merger (the “Merger”) and Altitude was renamed K2M Group Holdings, Inc.
We are a global medical device provider of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance TM. Since our inception, we have designed, developed and commercialized innovative complex spine and minimally invasive spine technologies and techniques used by spine surgeons to treat some of the most complicated spinal pathologies. K2M has leveraged these core competencies into Balance ACS™, a platform of products, services, and research to help surgeons achieve three-dimensional spinal balance across the axial, coronal and sagittal planes, with the goal of supporting the full continuum of care to facilitate quality patient outcomes. The Balance ACS platform, in combination with our technologies, techniques and leadership in the 3D-printing of spinal devices, enable us to compete favorably in the global spinal surgery market.
Issuances of Common Stock and Use of Proceeds
On May 13, 2014, we completed an initial public offering (“IPO”) of 8,825,000 shares of common stock at a price of $15 per share. The IPO generated net proceeds of $118,862, after deducting underwriting commissions of $9,266 and expenses of approximately $4,283. The underwriting commissions and offering costs were reflected as a reduction to the IPO proceeds received in additional paid-in capital.
Concurrent with the closing of the IPO, the outstanding shares of the Series A redeemable convertible preferred stock (“Series A Preferred”) and Series B redeemable convertible preferred stock (“Series B Preferred”) were converted on a 2.43-to-1 basis into 5,577,016 shares of common stock. Following the closing of the IPO, there were no shares of preferred stock outstanding.
Proceeds from the IPO were used to pay cumulative dividends of approximately $11,932 to holders of Series A Preferred and $6,615 to holders of Series B Preferred following the conversion of the preferred stock. In addition, we paid approximately $23,500 to repay all outstanding indebtedness under our Bank Line of Credit and $40,495 to prepay all outstanding aggregate principal and accrued interest of notes to stockholders. In connection with the prepayment, we expensed $4,825 representing the acceleration of the issuance discounts on the notes to stockholders.
On June 10, 2014, the underwriters purchased an additional 1,000,000 shares of common stock offered by selling stockholders at a price of $15.00 per share before underwriting discounts. We did not receive any proceeds from the sale of these shares.
In February and July 2015, we completed additional public offerings of our common stock in which we sold 2,907,490 shares for proceeds of approximately $54,100 after deducting the underwriting discount and offering expenses. We used the proceeds from these offerings for working capital and general corporate purposes including the expansion of our global distribution network and the purchase of inventory to support sales efforts. These offerings were also used to facilitate the orderly distribution of shares by selling stockholders and to increase the public float of our shares. During this period, selling stockholders sold 9,219,248 shares of common stock. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and all of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes, and the Series A Preferred and Series B Preferred until their conversion into common stock in May 2014. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of December 31, 2016 and 2015, shares of restricted stock contingently issuable until their restrictions lapse have been excluded from the weighted average shares outstanding.
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
Accounts Receivable
Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less the allowance for doubtful accounts. We perform ongoing credit evaluations of certain customers and generally extend credit without requiring collateral. We periodically assesses the collectability of accounts receivable considering factors such as the specific evaluation of collectability, historical collection experience and economic conditions in individual markets and record an allowance for doubtful accounts for the estimated uncollectible amount as appropriate.
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
Goodwill is not amortized but evaluated annually or more frequently for impairment if impairment indicators exist. Such indicators include, but are not limited to (i) a significant adverse change in the business climate or environment, (ii) unanticipated competition, or (iii) adverse action or assessment by a regulator. Our annual impairment measurement date is November 1. We first assess qualitative factors before performing a quantitative assessment of the reporting unit. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative test. Our evaluation of goodwill completed during the years ended December 31, 2016, 2015, and 2014 resulted in no impairment loss and we have concluded that the Company allocates resources and operates with one reporting unit.
Our indefinite-lived intangible assets include trademarks and purchased in-process research and development projects, which originated from the Merger and were measured at their respective estimated fair values as of the acquisition date.
We also used a qualitative assessment for our indefinite lived intangible asset impairment testing. Our evaluation of indefinite-lived intangible assets completed during the years ended December 31, 2016, 2015 and 2014 resulted in no impairment losses.
Definite-lived intangible assets include licensed technology, developed technology, and customer relationships are amortized over estimated useful lives, which range from four to seven years. Patents and other are amortized over estimated useful lives which range from two to seventeen years. We recorded no impairment loss during the years ended December 31, 2016, 2015 and 2014.
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment including the capital lease for our corporate headquarters and operations facilities and other definite lived intangible assets are reviewed for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset may not be recoverable if it exceeds the sum of undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Considerable management judgment is necessary to estimate undiscounted future cash flows. Accordingly, actual results could differ from such estimates. Our evaluation of indicators for impairment or disposal of long-lived-assets indicates that no events have been identified that caused an evaluation of the recoverability of the long-lived assets.
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
Our cash and cash equivalents and convertible senior notes are subject to fair value measurements. In accordance with the hierarchy, the inputs used in measuring the fair value of the cash equivalents are considered to be Level 1 and convertible senior notes are considered to be Level 2.
We apply the fair value measurement accounting guidance to non-financial assets upon the acquisition of businesses or in conjunction with the measurement of an impairment loss of a long-lived asset, goodwill or other intangible asset under the accounting guidance for impairments.
Financial Instruments and Concentration of Credit Risk
We consider the recorded costs of certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to approximate their fair value because of relatively short maturities at December 31, 2016 and 2015. The fair value of convertible senior notes was determined using comparable market data for similar debt instruments.
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
Shipping and Handling Costs
Shipping and handling costs are charged to sales and marketing expense in the consolidated statements of operations and amounted to $4,689, $4,199 and $3,403 for the years ended December 31, 2016, 2015 and 2014, respectively.
Advertising Costs
Advertising costs are charged to sales and marketing expense as incurred in the consolidated statements of operations and amounted to $187, $290 and $269 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
For restricted stock and restricted stock units (“RSUs”) awarded, stock-based compensation is based on the fair value using the closing market share price of our common stock on the date of award and is expensed on a straight-line basis over the awards vesting period.
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
We regularly assess uncertainty to determine the degree of probability and range of possible loss that will ultimately be resolved when one or more future events occur or fail to occur. We disclose information regarding each material claim where the likelihood of a loss contingency is probable, or reasonably possible and accrue for the loss when a reasonable estimate can be made. Based on such evaluation management believes that there are no claims or pending actions threatened against us, that are expected to have a material adverse effect on our financial position for the period ended December 31, 2016.

Recent Accounting Pronouncements

We qualify as an “emerging growth company” (“EGC”) pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 and have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the “EGC extension”) until non-issuers are required to comply with such standards. Accordingly, so long as we continue to qualify as an EGC, we will not have to adopt or comply with new accounting standards until non-issuers are required to comply with such standards.

Revenue Recognition

Between May 2014 and December 31, 2016, the Financial Accounting Standards Board, or FASB issued several updates related to revenue recognition for which we are still evaluating the impact:
In May 2014, ASU 2014-09, Revenue from Contracts with Customers (Topic 606): was first to amend the existing accounting standards for revenue recognition. The amendment is based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
In March 2016, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), was issued to address principal versus agent considerations, reporting revenue gross versus net in the new revenue recognition standard. The guidance clarifies how an entity should evaluate the unit of accounting to determine whether it is a specified good or service and how it should apply the control principle to certain types of arrangements.
In April 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued and included final amendments to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property (“IP”). The amendment allows entities to disregard goods or services that are immaterial in the context of a contract, assess whether the performance obligation is separately identifiable and whether the shipping and handling activities are a promised service in a contract. This guidance also clarifies how an entity should evaluate the nature of its promise in granting an IP license and when a promised good or service is distinct within the context of a contract.
In May 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, was issued and clarifies that for a contract to be considered completed the entity should evaluate the collectability threshold or probability of collecting revenue. It provides that the fair value of noncash consideration such as equity should be measured at contract inception when determining the transaction price and any subsequent changes must be recorded as a gain or loss, not as revenue. In addition, the entity has the option to make an accounting policy election to exclude from the transaction price certain types of taxes such as sales tax, value-added tax and excise tax in lieu of evaluating such taxes they collect in all jurisdictions to determine whether a tax is levied to the entity or the customer.
In December 2016, ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, was issued to make minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. It affects narrow aspects of the revenue from contracts with customers’ guidance, including its scope, disclosure of remaining and prior-period performance obligation, contract modifications, contract asset vs receivables, refund liability and advertising costs.

The guidance included in these updates will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for annual reporting periods beginning after December 15, 2018. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. We are currently assessing the impact of this guidance
Other Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities other than EGCs that have elected the EGC extension, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  For all other entities, EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are presently evaluating the impact of this guidance.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest

comparative period presented in the financial statements.   For public companies other than EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance in 2019, and interim periods within that year.  EGC’s that have elected the EGC exemption, like us, or non-public companies will be required to comply with this guidance beginning in 2020 and interim periods in 2021.  Early adoption is permitted for all entities.  We are presently evaluating the impact of this guidance.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which addresses the accounting for embedded derivatives related to debt contracts. The update clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence. It also indicates that entities are not required to separately assess whether the contingency itself is clearly and closely related. For public entities the guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance. We are currently assessing the impact of this guidance.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees, and beneficial interests obtained in a financial asset securitization. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. For public entities the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently assessing the impact of this guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment does not provide a definition of restricted cash or restricted cash equivalents. For public entities the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently assessing the impact of this guidance.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. However, the loss recognized should not exceed the total amount of goodwill. For public entities the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years beginning after December 15, 2020. Early adoption is permitted in any annual or interim period after January 1, 2017. An entity should apply the amendments in this Update on a prospective basis. We are currently assessing the impact of this guidance.

2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	December 31,
	2016	2015
Accounts receivable	$48,664	$41,210
Allowances	(2,234)	(2,437)
Accounts receivable, net	$46,430	$38,773
The following table summarizes a rollforward of the accounts receivable allowances for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Beginning	$(2,437)	$(2,494)	$(2,447)
Additions	—	(235)	(436)
Write-offs	203	292	389
Ending	$(2,234)	$(2,437)	$(2,494)

3.    INVENTORY

The following table summarizes inventory, net of allowances:

	December 31,
	2016	2015
Finished goods	$96,619	$90,226
Inventory allowances	(34,722)	(28,224)
Inventory, net	$61,897	$62,002
Inventory includes surgical instruments available for sale with a carrying value of $9,874 and $8,946 at December 31, 2016 and 2015, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	December 31,
	2016	2015
Restricted cash	$61	$6,669
Landlord incentives for leasehold improvements	—	6,454
Prepaid expenses	2,666	2,408
Other	3,420	4,289
Total	$6,147	$19,820

Restricted cash represents funds designated for tenant improvements related to the new headquarters and operations facilities. Landlord incentives for leasehold improvements represents incentives provided by the landlord of our new headquarters and operations facilities under the capital lease agreement, which commenced in October 2015. Such incentives were received during 2016 from our landlord upon the completion of actual improvements.

5.    PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment:

	Estimated	December 31,
	Useful Lives	2016	2015
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	20,051	9,717
Equipment	3-5 years	3,817	3,054
Software	3 years	4,989	4,231
Computer equipment	3 years	1,070	1,493
Furniture and office equipment	5-7 years	3,696	1,050
Vehicles and other	3 years	832	795
Total		60,924	46,809
Less accumulated depreciation and amortization		(10,210)	(8,491)
Property, plant and equipment, net		$50,714	$38,318

As of December 31, 2016 and 2015, we had leasehold improvements of approximately $19,053 and $8,242, respectively for our new headquarters and operations facilities which were completed and placed in service in May 2016, following our occupancy of the new premises.
Depreciation and amortization expense was $5,107, $2,297 and $1,626 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease, for which occupancy commenced in October 2015, of $1,663, $346 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

6.    INTANGIBLE ASSETS

The following table summarizes intangible assets:

	As of December 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	220	—	220
Subtotal		14,020	—	14,020
Subject to amortization
Developed technology	4 - 6 years	62,000	(58,026)	3,974
Licensed technology	4 - 6 years	52,600	(52,475)	125
Customer relationships	4 - 7 years	29,700	(27,048)	2,652
Patents and other	2 - 17 years	3,302	(1,315)	1,987
Subtotal		147,602	(138,864)	8,738
Total		$161,622	$(138,864)	$22,758

	As of December 31, 2015
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	266	—	266
Subtotal		14,066	—	14,066
Subject to amortization
Developed technology	4 - 6 years	62,000	(52,243)	9,757
Licensed technology	4 - 6 years	52,600	(52,325)	275
Customer relationships	4 - 7 years	29,700	(22,805)	6,895
Patents and other	2 - 17 years	3,245	(1,115)	2,130
Subtotal		147,545	(128,488)	19,057
Total		$161,611	$(128,488)	$33,123
Amortization expense was $10,377, $10,305 and $22,946 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the expected amortization expense for each of the next five years and thereafter is as follows:

2017	$6,772
2018	276
2019	258
2020	233
2021	1,199
Thereafter	—
Total	$8,738

7.    OTHER ASSETS
The following table summarizes other assets:

	December 31,
	2016	2015
Surgical instruments, net	$24,810	$23,945
Restricted cash	2,262	1,298
Other	1,182	773
Total	$28,254	$26,016

Surgical instruments are stated net of accumulated amortization and allowances of $34,191 and $26,609 at December 31, 2016 and 2015, respectively. Amortization expense was $10,049, $9,015 and $6,494 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted cash balances represent deposits made on pending bids or contracts with customers.

8.    ACCRUED EXPENSES

The following table summarizes accrued expenses:

	December 31,
	2016	2015
Accrued commissions	$6,607	$5,336
Accrued royalties	3,495	2,704
Other	5,571	5,519
Total	$15,673	$13,559

9.    DEBT
Convertible Senior Notes
On August 11, 2016, we issued $50,000 aggregate principal amount of convertible senior notes (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017, and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of $47,091, after deducting underwriting discounts and commissions and offering expenses of $2,909. The Notes are governed by an indenture (the “Indenture”) between the Company and the Bank of New York Mellon.
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
Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption; and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of $1,000 our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
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
Pursuant to ASC 470, Debt, we have bifurcated the debt and equity components of the Notes. The separation was performed by determining the fair value of a similar debt instrument without the associated equity component. That amount was then deducted from the initial gross proceeds of the Notes to arrive at a residual amount which was allocated to the conversion feature that is classified as equity. The difference between the principal amount of the Notes and estimated fair value of the liability component without the embedded equity component (representing the fair value of the embedded equity component) is recorded as a debt discount and an increase to additional paid in capital on the issuance date of the Notes.
The initial fair value of the indebtedness and the embedded conversion option was $38,334 and $11,666 , respectively. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the Notes. The initial purchaser discounts and commissions and offering expenses totaled $2,909 and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2,228 attributable to the indebtedness was recorded as a reduction to the carrying value of the Notes, and will be amortized as interest expense over the term of Notes, and $680 attributable to the equity component was recorded a reduction to additional paid-in-capital in stockholders’ equity.
For the year ended December 31, 2016, we recognized $1,604 of interest expense related to the Notes, of which $796 was accrued and will be paid in cash and $807 was non-cash accretion of the debt discounts recorded. The Notes have been classified as long-term debt on our consolidated balance sheet. As of December 31, 2016, the fair value of the Notes was $39,949.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom.
On August 8, 2016, we entered into an amendment to the credit agreement, which extended its maturity date to April 26, 2018. As amended, the credit facility consists of a revolving credit facility (“Bank Line of Credit”) of $55,000 with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. In addition, the agreement was amended to permit us to make certain cash distributions for interest and other payments due under the Notes, distribute up to $4,000 in aggregate for interest payments on the Notes and up to $1,500 in aggregate for cash payments in connection with any conversions of the Notes.
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at December 31, 2016.
On August 31, 2016, we used a portion of the proceeds from the Notes offering to prepay all $19,500 aggregate principal amounts outstanding under the Bank Line of Credit. As of December 31, 2016 and 2015, we had no outstanding borrowings on the revolving credit facility.
For the years ended December 31, 2016, 2015 and 2014, we recorded interest expense of $263, $22 and $373, respectively, under the credit agreement and amounts of $201, $318 and $338, respectively, related to the amortization of the loan issuance fees. Our average interest rate on borrowings under the Bank Line of Credit was 4.25%.
As of December 31, 2016, we had $46,715 of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6,000 representing a security deposit on the corporate headquarters and operations facilities lease.
Capital Lease

On December 11, 2014, we entered into a Deed of Lease (the “Lease Agreement”) with respect to our new corporate headquarters and operations facilities to be located in two adjacent buildings in Leesburg, Virginia (the “Buildings”) for an initial term of 186 calendar months beginning on March 15, 2016, the lease commencement date, which is approximately five months following our control of the Buildings to commence the construction of our leasehold improvements referred to as the lease commencement date.
From December 2014 until October 2015, the Buildings were under construction. In October 2015, we gained access and control of the Buildings to commence the construction of our leasehold improvements. In May 2016, we began to conduct our operations from the Buildings. Under the accounting guidance, we are required to account for the Lease Agreement as a capital lease. The related capital lease obligation is amortized over 191 calendar months beginning in October 2015 under the effective interest method.
Under the terms of the Lease Agreement, from the lease commencement date, we are required to (subject to an initial abatement described below) pay an annual base rent of approximately $3,201, which will increase by 2.50% per year (without regard to the initial abatement) commencing upon the first anniversary of the lease commencement date. We have the option to renew the lease for three additional terms of five years each at the then-current market rate. We bear the cost for real estate taxes, utilities, maintenance, repairs and insurance. In October 2016, monthly cash rent payments commenced.
Under the terms of the Lease Agreement, the landlord also provided a tenant improvement allowance to us of $6,454 for the construction of leasehold improvements, which were reflected within prepaid expenses and other current assets as of December

31, 2015. In addition, the Lease Agreement required us to provide a security deposit in the form of an uncollaterized letter of a credit in the amount of $6,000, which letter of credit may be reduced from time to time upon the satisfaction of certain conditions as set forth in the Lease Agreement. Interest expense on the capital lease obligation was $2,290, $480 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.
Operating Leases
As of December 31, 2016, we lease space for our offices located in the United Kingdom, Italy and Germany.
The following table summarizes our future minimum lease payments under a non-cancelable capital lease and operating leases agreements, including payments for costs directly associated with the facility leases:

	Capital Lease	Operating Leases
Year ending December 31:
2017	$3,268	$568
2018	3,350	534
2019	3,434	377
2020	3,519	351
2021	3,607	311
Thereafter	40,265	9
Total minimum lease payments	57,443	$2,150
Less: interest	(21,537)
Capital lease obligations	35,906
Less current portion	(973)
Long-term capital lease obligations	$34,933
10.    PREFERRED STOCK
Preferred Stock
As of December 31, 2016 and 2015, we had 100,000,000 authorized shares of preferred stock of which no shares were issued or outstanding.
Redeemable Convertible Preferred Stock
On May 13, 2014, we converted all 7,250,885 and 6,301,290 outstanding shares of Series Series A and Series B Preferred into 2,983,902 and 2,593,114 shares, respectively, of our common stock concurrent with the IPO. In addition, we paid cumulative cash dividends of $18,547 to holders of the preferred stock.
11.    STOCK-BASED COMPENSATION

We have a number of stock-based compensation plans including an ESPP. The purpose of these plans is to provide incentives to employees, directors, agents and our advisors and these Plans as determined and administered by the compensation committee of our board of directors or its delegates. The number, type of equity incentive, exercise or share purchase price and vesting terms are determined in accordance with the respective plan, as applicable. Depending on the particular plan, incentive or other awards may take the form of incentive or non-qualified stock options, stock appreciation rights, shares of restricted stock, RSUs or other stock-based awards, subject to certain limitations. Under certain of these plans, the committee may also designate any award as a “performance compensation award” intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. As of December 31, 2016, there was a total of 1,960,679 shares of common stock available for future grants under the plans.

The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$168	$705	$424
Research and development	532	844	439
Sales and marketing	1,581	4,045	2,146
General and administrative	4,675	5,594	2,798
	$6,956	$11,188	$5,807

	Year Ended December 31,
	2016	2015	2014
Stock options	$2,985	$5,116	$2,107
Restricted stock	1,052	313	—
Restricted stock units	2,527	5,460	3,620
ESPP	392	299	80
Total	$6,956	$11,188	$5,807

Stock Options
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015 (2)	3,682,019	$11.51	5.98	$31,586
Granted	470,353	14.45
Exercised	(411,785)	6.62
Expired	(5,771)	5.73
Forfeited	(49,691)	10.42
Outstanding at December 31, 2016 (2)	3,685,125	$12.45	6.05	$29,142
Vested:
At December 31, 2016	1,743,949	$11.73	5.76	$11,205
Vested or expected to vest:
At December 31, 2016 (2) (3)	3,417,641	$12.62	6.14	$26,501

(1)	Calculated using the fair market value per share of our common stock as of December 31, 2016 and 2015 of $20.04 and $19.74, respectively.

(2)	The total includes 980,671 and 994,768 performance-based options at December 31, 2016 and 2015, respectively.

(3)	Outstanding options, net of forfeiture rate.
The total fair value of employee stock options that vested was approximately $3,062, $1,791 and $1,386 during the years ended December 31, 2016, 2015 and 2014, respectively.
The weighted-average fair value per share of options granted by us was $5.08, $8.73 and $5.54 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value was determined by applying the Black-Scholes-Merton option pricing model, utilizing the following weighted-average assumptions:

Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Expected volatility	34.16-36.54	36.31-41.33%	35.19-37.47%
Risk-free interest rate	1.20-1.64	1.42-2.18%	1.79-2.18%
Expected average life of options	6-7 years	7 years	6-7 years

A discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

•	Dividend Yield – We have never declared or paid dividends and has no plans to do so in the foreseeable future.

•	Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each option grant during the year that has a term that most closely resembles the expected life of the option.

•
Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2016, 2015 and 2014, we derived the expected life of the option based on the average midpoint between vesting and the contractual term, as we have little exercise history.

•
Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use an estimated volatility based on the volatility of a number of similarly situated public companies, along with other factors deemed relevant by management.

As of December 31, 2016 and 2015, there was approximately $4,170 and $5,030, respectively of total unrecognized compensation expense less estimated forfeitures, related to nonvested employee stock options under our stock-based compensation plans. As of December 31, 2016 and 2015, this expense is expected to be recognized over a weighted-average period of 1.98 and 1.92 years, respectively. The expected forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on past turnover data, with further consideration given to the class of employees to whom the options were granted. The forfeiture rate used during the years ended December 31, 2016, 2015 and 2014, was 3.1%, 3.1% and 3.1%.
Certain stock options granted by us subsequent to the Merger through 2011 cannot be exercised until certain performance conditions are met. Such options are subject to both a four-year time-based vesting schedule, and vesting upon the satisfaction of performance and market-based criteria, based on WCAS's internal rate of return on their investment in the Company as measured following their sale of at least 75% of their total holdings in K2M. As of December 31, 2016, there were 978,614 options that had time vested but were still subject to the performance vesting condition. On February 1, 2017, following the cumulative sale of at least 75% of their investment in K2M, WCAS informed us that rate of return performance criteria underlying these awards had been met and such options had become vested and were exercisable.
The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 approximated $2,301, $11,643 and $5,191, respectively.
Restricted Stock and Restricted Stock Units
In April 2014, our board of directors modified the vesting terms of the 576,132 RSUs issued to certain members of senior management in May 2013 to add time-vesting criteria. The modified vesting terms provided that the RSUs will vest in two equal installments on May 21, 2015 and 2016, subject to continued employment through the applicable vesting dates. We recognized stock-based compensation expense of $1,507, $4,503 and $3,004 for the years ended December 31, 2016, 2015 and 2014, respectively, related to these awards.
Restricted stock and RSUs awarded after April 2014 have a three-year vesting schedule and vest in one-third increments over the three-year period. For the years ended December 31, 2016, 2015 and 2014, restricted stock and RSUs issued had a grant date fair value equal to the closing price of the our common stock on the grant date. The weighted average grant date fair values of restricted stock and RSUs granted to employees during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per share - restricted stock	$14.38	$23.46	$—
Weighted-average grant date fair value per share or unit - RSUs	$16.05	$—	$15.06

A summary of restricted stock and RSU activity during the year ended December 31, 2016 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2015	79,940	$23.46	2.50	414,001	$15.42	0.68
Vested	(26,652)	$23.46	—	(351,032)	$15.50	—
Granted	165,217	$14.38	—	16,488	$16.05	—
Non-vested at December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Vested:
At December 31, 2016	—	$—	—	—	$—	—
Vested or expected to vest:
At December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Employee Stock-Purchase Plan
The ESPP was established to provide employees and participating affiliates with an opportunity to purchase our common stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2016 and 2015, 255,262 and 333,753 shares were available for issuance under the ESPP.

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

We issued 78,491, 50,586 and 27,184 shares of common stock to ESPP participants for proceeds of $1,047, $871 and $346 during the years ended December 31, 2016, 2015 and 2014, respectively.
12.    DEFINED CONTRIBUTION PLAN
We have a 401(k) plan which is a defined contribution plan (the “Contribution Plan”) covering substantially all employees meeting certain eligibility requirements. Participants may elect to contribute a specified portion of their compensation to the Contribution Plan on a tax-deferred basis. We make non-discretionary matches based on the participant's contribution using a predetermined basis as defined in the Contribution Plan. Additionally, we may also elect to make discretionary contributions. We made contributions to the Contribution Plan of $1,855, $1,677 and $1,458 for the years ended December 31, 2016, 2015 and 2014, respectively, all of which were non-discretionary.
13.    COMMITMENTS AND CONTINGENCIES
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of December 31, 2016, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,563 over a period of not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.
In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, related to regulatory applications and approvals in the event we seek such in the United States. Cumulative payments under the agreement totaled $1,350 through December 31, 2016. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.

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
Incentive grants
In connection with the relocation to our new headquarters and operations facilities, we received proceeds of $790 of unrestricted cash incentives in 2015 from several local and state government originators. Pursuant to the grant agreements, we or the Landlord were required to make certain investments in the Buildings and we are required to increase our workforce in Leesburg, Virginia by 96 full-time employees no later than by December 31, 2017. As a result of these commitments, these proceeds have been reflected as a long-term liability within other liabilities on the accompanying balance sheets until such conditions are met.
14.    RELATED PARTIES
We incurred general and administrative expenses of $372 for the year ended December 31, 2014 related to a management agreement with our major stockholder, which was terminated in May 2014 following our IPO.
On November 14, 2016, pursuant to an underwritten public offering, WCAS and certain of its affiliates completed the sale of 4,500,000 shares of our common stock. We incurred underwriting commissions and transaction fees of approximately $338 which are relected as general and administrative expenses for the three and twelve months ended December 31, 2016. We did not receive any proceeds from the sale of these shares.
On January 30, 2017, pursuant to an underwritten public offering, WCAS and certain of its affiliates completed the sale of an additional 4,000,000 shares of our common stock. We incurred underwriting commissions and transaction fees of approximately $225 which will be reflected as general and administrative expenses for the three months ended March 31, 2017. We did not receive any proceeds from the sale of these shares.

15.    INCOME TAXES
The following table summarizes the loss before income tax expense (benefit):

	Year Ended December 31,
	2016	2015	2014
United States	$(29,885)	$(28,830)	$(45,392)
Foreign	(11,701)	(10,194)	(14,359)
Total	$(41,586)	$(39,024)	$(59,751)
The income taxes expense (benefit) is as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	106	166	105
Foreign	(8)	26	—
Deferred:
Federal	(6,572)	(10,179)	(16,636)
State	(772)	(963)	(975)
Foreign	(1,273)	(536)	(3,042)
Change in valuation allowance	8,593	11,678	20,434
Income taxes expense (benefit)	$74	$192	$(114)
The following table summarizes net deferred liability which consists of the following:

	December 31,
	2016	2015
Net operating loss (“NOL”) carryforwards	$38,234	$32,104
Capital lease obligations	13,600	12,991
Income tax credits	3,030	2,450
Inventory	8,080	6,570
Stock-based compensation	4,668	5,117
Intellectual property agreements	3,123	3,198
Other deferred temporary differences	3,055	2,988
Deferred tax assets	73,790	65,418
Valuation allowance	(55,223)	(46,630)
Total deferred tax assets, net of valuation allowance	18,567	18,788
Capital lease assets	(11,949)	(12,677)
Intangible assets	(7,472)	(11,153)
Discount on convertible notes	(4,163)	—
Deferred tax liability	(23,584)	(23,830)
Net deferred tax liability	$(5,017)	$(5,042)
Approximately $7,981 of the NOL carryforward of $38,234 for the year ended December 31, 2016, is related to operations outside the United States and will begin to expire in 2019. The remaining NOL starts to expire in 2030. Tax credit carryforwards of $3,030 begin to expire in 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), certain significant changes in ownership may restrict the future utilization of our tax loss carry forwards and tax credit carry forwards.
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate, as a percentage of loss before income tax (expense) benefit for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rates	34.0%	34.0%	34.0%
State taxes, net of federal benefit	2.1	1.9	2.3
Tax credits	1.4	1.2	0.6
Permanent difference	(0.6)	(0.9)	1.7
Foreign income taxes	(2.9)	(2.2)	(2.0)
Change in valuation allowance	(30.7)	(29.9)	(34.2)
Tax rate adjustment and other	(3.5)	(4.5)	(2.2)
Income tax (expense) benefit	(0.2)%	(0.5)%	0.2%

The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances. The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 includes both domestic and foreign minimum income taxes and changes in the valuation allowance.
The following reflects a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Beginning	$(46,630)	$(34,952)	$(14,518)
Increase to allowance	(8,593)	(11,678)	(20,434)
Ending	$(55,223)	$(46,630)	$(34,952)

We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining the consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.
As of December 31, 2016 and 2015, we did not have uncertain tax positions. Our tax returns are not currently under examination by the Internal Revenue Service or other taxing authorities. We are subject to income tax examinations for our U.S. federal tax returns and foreign examinations for years 2013 and subsequent; and U.S., state and local returns for years 2012 and subsequent. Although we believe that the estimates and assumptions supporting its tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on our benefit from income taxes, net loss or cash flows in the period or periods for which that determination is made.
16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Year Ended December 31,
	2016	2015	2014
Net loss per common share:
Net loss	$(41,660)	$(39,216)	$(59,637)
Less: accretion and adjustment of Series A Preferred and Series B Preferred	—	—	6,879
Net loss attributable to common stockholders	$(41,660)	$(39,216)	$(52,758)
Basic and diluted loss per common share
Basic and diluted weighted average common shares outstanding	41,729,013	40,237,848	31,887,246
Basic and diluted loss per common share	$(1.00)	$(0.97)	$(1.65)
Diluted loss per share for the years ended December 31, 2016, 2015 and 2014 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options	3,685,125	3,682,019	4,277,229
RSUs	79,457	414,001	765,023
Restricted stock	218,505	79,940	—
As discussed in Note 9, we issued $50,000 aggregate principal amount of Notes in August 2016. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted loss per share because the net loss for the year ended December 31, 2016 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Year Ended December 31,
	2016	2015	2014
Conversion of Notes	2,768,657	—	—

17.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 23.5% of total revenue for the year ended December 31, 2016; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Year Ended December 31,
	2016	2015	2014
United States	$181,078	$155,291	$133,110
International	55,556	60,716	53,562
Total	$236,634	$216,007	$186,672
We classify sales within the United States into three categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of our international revenue is derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among its three product categories. These sales transactions are settled when we ship the product to the customer.

	Year Ended December 31,
	2016	2015	2014
Complex spine	$71,915	$63,398	$54,030
Minimally invasive	28,711	23,633	18,194
Degenerative	80,452	68,260	60,886
	181,078	155,291	133,110
International	55,556	60,716	53,562
Total	$236,634	$216,007	$186,672
The following table represents long-lived assets (1) by geographic area:

	December 31,
	2016	2015
United States	$72,742	$57,958
International	2,782	4,305
Total	$75,524	$62,263

(1) Long-lived assets include property, plant and equipment including the capital lease for our corporate headquarters and operations facilities and surgical instruments in U.S.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly statements of operations for 2016 and 2015. The tables include all necessary adjustments, consisting only of normal recurring adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$61,791	$59,310	$59,227	$56,306
Gross profit	38,360	39,798	39,596	36,702
Loss from operations	(9,363)	(6,097)	(9,342)	(9,929)
Net loss	(12,467)	(7,910)	(11,098)	(10,185)
Net loss per common share	(0.30)	(0.19)	(0.27)	(0.25)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenue	$54,220	$55,009	$56,354	$50,424
Gross profit	35,936	37,619	37,734	32,927
Loss from operations	(7,579)	(10,010)	(8,636)	(10,045)
Net loss	(8,494)	(10,215)	(6,222)	(14,285)
Net loss per common share	(0.21)	(0.25)	(0.16)	(0.37)

EXHIBIT INDEX

Exhibit Number	Description
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
4.1
Indenture, dated August 11, 2016, between K2M Group Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2016 (File No. 001-36443))

4.2
Form of 4.125% Convertible Senior Notes (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit A in Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 11, 2016 (File No. 001-36443))

10.1
Credit Agreement, dated as of October 29, 2012, among K2M Holdings, Inc., as a Guarantor, K2M, Inc. and K2M UK Limited, jointly and severally as Borrowers, the Guarantors from time to time parties thereto, the several lenders from time to time parties thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.2
Waiver and First Amendment to Credit Agreement entered into as of May 20, 2013 by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.3
Second Amendment to Credit Agreement entered into as of February 26, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.4
Third Amendment to Credit Agreement entered into as of April 30, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on May 2, 2014 (No. 333-194550))

Exhibit Number		Description
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

10.10
Ninth Amendment dated August 8, 2016 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2016 (File No. 001-36443))

10.11
Guarantee and Collateral Agreement, dated as of October 29, 2012, made by K2M Holdings, Inc., K2M, Inc. and the other Grantors referred to herein in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.12
Export Import Bank Credit Agreement, dated as of October 29, 2012, among K2M Holdings, Inc., as a Guarantor, the other Guarantors from time to time parties hereto, K2M Inc., as the Borrower, the several Exim Lenders from time to time parties hereto, and Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 fled on April 7, 2014 (No. 333-194550))

10.13
Guarantee and Collateral Agreement for Export Import Bank Credit Facility, dated as of October 29, 2012, made by K2M Holdings, Inc., K2M, Inc. and the other Grantors referred to herein in favor of Silicon Valley Bank, as Administrative Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

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

Exhibit Number		Description
10.16	†	Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Eric Major (filed herewith)
10.17	†
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

10.19	†	Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Gregory Cole (filed herewith)
10.20	†
Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.21	†
Amendment, dated as of March 10, 2014, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.22	†	Second Amendment, dated as of February 22, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (filed herewith)
10.23	†
Amended and Restated K2M, Inc. 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.24	†
Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Stock Option and Grant Plan and Stock Restriction Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

10.25	†	K2M Group Holdings, Inc. 2010 Equity Award Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))
10.26	†
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

10.28	†
K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-194550))

10.29	†	K2M, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on March 14, 2014 (No. 333-194550))
10.30	†
Form of Option Agreement under the K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

Exhibit Number		Description
10.31	†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))
10.32	†	K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 14, 2016 (File No. 001-36443))
10.33	†	Form of Option Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.34	†	Form of Restricted Stock Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.35	†	Form of Restricted Stock Unit Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (filed herewith)
10.36	†
Form of Side Letter to Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))

10.37	†
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

10.39
Exclusive License Agreement, dated as of September 2, 2004, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.40
Amendment to Exclusive License Agreement, entered into as of February 17, 2010, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.41
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

10.45
License Agreement, dated as of May 19/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on April 7,2014 (No. 333-194550))

10.46
Additional Agreement to License Agreement, dated as of June 14/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 April 7, 2014 (No. 333-194550))

Exhibit Number	Description
10.47
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

10.48
Asset Purchase and Earn Out Agreement, made and entered into as of February 12, 2010, by and between K2M, Inc. and John Carbone, MD (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.49
First Amendment to Asset Purchase and Earn Out Agreement, made and entered into as of June 15, 2012, by and between K2M, Inc. and John Carbone, MD (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.50
Registration Rights Agreement, dated August 12, 2010, by and among K2M Group Holdings, Inc., Welsh, Carson, Anderson & Stowe XI, L.P., FFC Partners III, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 April 22, 2014 (No. 333-194550))

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of KPMG, LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
23.3	Consent of iData Research, Inc. (filed herewith)
24.1	Power of Attorney (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (A)
101 SCH	XBRL Taxonomy Extension Schema Document (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)
XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.