Form 10-K/A
period 2016-12-31
K2M GROUP HOLDINGS, INC.
filed 2017-04-19
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes  ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of $15.52 of the Registrant’s common stock, as reported by the NASDAQ Stock Exchange on such date) was approximately $418 million.
The number of shares the Registrant's common stock outstanding on February 28, 2017 was 42,464,916.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2017 annual meeting of stockholders scheduled to be held on June 6, 2017 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

EXPLANATORY NOTE

K2M Group Holdings, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No.1 (the “Amendment”) to replace the audit report of KPMG LLP, our Independent Registered Public Accounting Firm, which appeared on page F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 7, 2017 (the “Original Report”). The audit report of KPMG LLP, as replaced in the Amendment, does not modify the unqualified opinion previously expressed in the Original Report.
Except as expressly set forth above, the Amendment does not, and does not purport to, amend, update or restate the information in any other item in the Original Report or reflect any events that have occurred after the filing of the Original Report. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report, including any amendments thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
K2M Group Holdings, Inc.:
We have audited the accompanying consolidated balance sheet of K2M Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K2M Group Holdings, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
McLean, Virginia
March 7, 2017

Exhibit Index

Exhibit Number	Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K2M Group Holdings, Inc. (Registrant)

Date: April 19, 2017	By:	/s/ Eric D. Major
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer (Authorized Signatory)

Exhibit Index

Number	Exhibit Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

5