Form 10-K/A
period 2016-12-31
K2M GROUP HOLDINGS, INC.
filed 2017-05-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

K2M Group Holdings, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 2 (the “Amendment”) to replace the audit report of KPMG LLP, our Independent Registered Public Accounting Firm, which appeared on page F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 7, 2017 (the “Original Report”). The audit report of KPMG LLP, as replaced in the Amendment, does not modify the unqualified opinion previously expressed in the Original Report. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 and Item 15 of the Form 10-K in this Amendment No. 2, however, there have been no changes to such items other than to replace the audit report of KPMG LLP as described above.
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

Exhibit Number	Description
3.2	Amended and Restated Bylaws of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 13, 2014 (No. 001-36443))
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

Exhibit Number		Description
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
Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Eric Major (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Gregory Cole (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Second Amendment, dated as of February 22, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Form of Option Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 ((No. 001-36443))

10.34	†
Form of Restricted Stock Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

10.35	†
Form of Restricted Stock Unit Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
23.1	Consent of KPMG, LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
23.3	Consent of iData Research, Inc. (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
101.INS	XBRL Instance Document (A)
101 SCH	XBRL Taxonomy Extension Schema Document (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

K2M Group Holdings, Inc. (Registrant)

Date: May 2, 2017	By:	/s/ Eric D. Major
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer (Authorized Signatory)

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

Tysons, Virginia
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
Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Eric Major (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Second Amendment, dated as of February 21, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Gregory Cole (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Second Amendment, dated as of February 22, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik ((incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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
Form of Option Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

10.34	†
Form of Restricted Stock Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

10.35	†
Form of Restricted Stock Unit Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
23.1	Consent of KPMG, LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
23.3	Consent of iData Research, Inc. (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (A)
101 SCH	XBRL Taxonomy Extension Schema Document (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

(A)
XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.