Form 10-Q
period 2017-03-31
K2M GROUP HOLDINGS, INC.
filed 2017-05-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, on April 25, 2017 was 42,615,750.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

•	proliferation of physician-owned distributorships (“PODs”) in our industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indenture (the “Indenture”) governing our convertible senior notes and our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	increased costs and additional regulations and requirements as a result of being a public company;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock due to sales of additional shares by our pre-IPO owners or otherwise;

•	our lack of current plans to pay cash dividends;

•	our ability to take advantage of certain reduced disclosure requirements and exemptions as a result of being an emerging growth company;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
We believe these factors include but are not limited to those described under Item 1A - Risk Factors included in our Annual Report on Form 10-K dated December 31, 2016, and the above risks, uncertainties and factors.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$38,580	$45,511
Accounts receivable, net	46,155	46,430
Inventory, net	63,667	61,897
Prepaid expenses and other current assets	7,563	6,147
Total current assets	155,965	159,985
Property, plant and equipment, net	51,614	50,714
Goodwill	121,814	121,814
Intangible assets, net	20,412	22,758
Other assets, net	29,239	28,254
Total assets	$379,044	$383,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,009	$973
Accounts payable	20,502	15,367
Accrued expenses	14,619	15,673
Accrued payroll liabilities	9,388	12,068
Total current liabilities	45,518	44,081
Convertible senior notes	37,444	36,894
Capital lease obligation, net of current maturities	34,675	34,933
Deferred income taxes, net	5,017	5,017
Other liabilities	1,047	1,032
Total liabilities	123,701	121,957
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 42,565,112 and 42,282,741 shares issued and 42,556,501 and 42,274,130 shares outstanding, respectively	43	42
Additional paid-in capital	478,796	474,512
Accumulated deficit	(221,954)	(211,081)
Accumulated other comprehensive loss	(1,408)	(1,771)
Treasury stock, at cost, 8,611 and 8,611 shares, respectively	(134)	(134)
Total stockholders’ equity	255,343	261,568
Total liabilities and stockholders’ equity	$379,044	$383,525

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2017	2016
Revenue	$61,885	$56,306
Cost of revenue	21,479	19,604
Gross profit	40,406	36,702
Operating expenses:
Research and development	5,250	5,028
Sales and marketing	30,474	27,755
General and administrative	13,754	13,848
Total operating expenses	49,478	46,631
Loss from operations	(9,072)	(9,929)
Other expense, net:
Foreign currency transaction (loss) gain	(27)	420
Interest expense	(1,732)	(651)
Total other expense, net	(1,759)	(231)
Loss before income taxes	(10,831)	(10,160)
Income tax expense	42	25
Net loss	$(10,873)	$(10,185)
Basic and diluted	$(0.26)	$(0.25)
Weighted average shares outstanding:
Basic and diluted	42,224,734	41,353,123
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(10,873)	$(10,185)
Other comprehensive income (loss):
Foreign currency translation adjustment	363	(766)
Other comprehensive income (loss)	363	(766)
Comprehensive loss	$(10,510)	$(10,951)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	42,282,741	$42	$474,512	$(211,081)	$(1,771)	$(134)	$261,568
Net loss	—	—	—	(10,873)	—	—	(10,873)
Other comprehensive income	—	—	—	—	363	—	363
Stock-based compensation expense	—	—	1,541	—	—	—	1,541
Issuances and exercise of stock-based compensation benefit plans, net of income tax	282,371	1	2,743	—	—	—	2,744
Balance at March 31, 2017	42,565,112	$43	$478,796	$(221,954)	$(1,408)	$(134)	$255,343

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(10,873)	$(10,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,195	6,743
Provision for inventory reserves	1,146	1,013
Provision for allowance for doubtful accounts	—	(57)
Stock-based compensation expense	1,541	2,106
Accretion of discounts and amortization of issuance costs of convertible senior notes	32	—
Changes in operating assets and liabilities:
Accounts receivable	438	(2,862)
Inventory	(1,263)	(2,139)
Prepaid expenses and other assets	(4,032)	(2,705)
Accounts payable, accrued expenses, and accrued payroll liabilities	969	(3,351)
Net cash used in operating activities	(4,847)	(11,437)
Investing activities
Purchase of surgical instruments	(3,157)	(3,339)
Purchase of property, plant and equipment	(1,553)	(6,141)
Changes in cash restricted for leasehold improvements	61	3,333
Purchase of intangible assets	(23)	(1,282)
Net cash used in investing activities	(4,672)	(7,429)
Financing activities
Borrowings on bank line of credit	—	5,000
Principal payments under capital lease	(223)	—
Issuances and exercise of stock-based compensation benefit plans, net of income tax	2,744	365
Net cash provided by financing activities	2,521	5,365
Effect of exchange rate changes on cash and cash equivalents	67	32
Net decrease in cash and cash equivalents	(6,931)	(13,469)
Cash and cash equivalents at beginning of period	45,511	34,646
Cash and cash equivalents at end of period	$38,580	$21,177

Significant non-cash investing activities
Leasehold improvements under capital lease	$—	$8,562
Additions to property, plant and equipment	$750	$1,234

Significant non-cash financing activities
Accretion of discount on convertible senior notes	$550	$—

Cash paid for:
Income taxes	$64	$109
Interest	$1,090	$623
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Ended March 31, 2017 and 2016
(Unaudited)
(In Thousands, Except Share and Per Share Data)

1.        GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “K2M,” “the Company,” “we,” “us” and “our,” refer to K2M Group Holdings, Inc. together with its consolidated subsidiaries.
We are a global medical device provider of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance TM. Since our inception, we have designed, developed and commercialized innovative complex spine and minimally invasive spine technologies and techniques used by spine surgeons to treat some of the most complicated spinal pathologies. K2M has leveraged these core competencies into Balance ACS™, a platform of products, services and research to help surgeons achieve three-dimensional spinal balance across the axial, coronal and sagittal planes, with the goal of supporting the full continuum of care to facilitate quality patient outcomes. The Balance ACS platform, in combination with our technologies, techniques and leadership in the 3D-printing of spinal devices, enable us to compete favorably in the global spinal surgery market.
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of future results. All information as of March 31, 2017 and for the three month periods ending March 31, 2017 and 2016 within these notes to the condensed consolidated financial statements is unaudited.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of March 31, 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.

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
Recent Accounting Pronouncements
We qualify as an emerging growth company (“EGC”) pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 and have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act which permits EGCs to defer compliance with new or revised accounting standards (the “EGC extension”) until non-issuers are required to comply with such standards. Accordingly, so long as we continue to qualify as an EGC, we will not have to adopt or comply with new or revised accounting standards until non-issuers are required to comply with such standards.
In January 2017, the Financial Accounting Standards Board, or FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which no longer requires an entity to measure a goodwill impairment loss by comparing the implied fair value to the carrying value of a reporting unit’s goodwill. Instead, any goodwill impairment charge will be recognized as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment does not affect the optional qualitative assessment of goodwill impairment. For public entities, the guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. All other entities, such as EGCs that have elected the EGC extension, including us, and non-public entities will be required to comply with the guidance for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The amendments in this guidance should be applied prospectively with earlier application permitted for goodwill impairment tests with measurement dates after January 1, 2017. We are currently assessing the impact of this guidance.
2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	March 31, 2017	December 31, 2016
Accounts receivable	$48,396	$48,664
Allowances	(2,241)	(2,234)
Accounts receivable, net	$46,155	$46,430
3.    INVENTORY
The following table summarizes the inventory, net of allowances:

	March 31, 2017	December 31, 2016
Finished goods	$99,616	$96,619
Inventory allowances	(35,949)	(34,722)
Inventory, net	$63,667	$61,897
Inventory includes surgical instruments available for sale with a carrying value of $9,535 and $9,874 at March 31, 2017 and December 31, 2016, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	March 31, 2017	December 31, 2016
Restricted cash	$—	$61
Prepaid expenses	3,244	2,666
Other	4,319	3,420
Total	$7,563	$6,147
5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	March 31, 2017	December 31, 2016
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	20,310	20,051
Equipment	3-5 years	3,919	3,817
Software	3 years	5,673	4,989
Computer equipment	3 years	1,121	1,070
Furniture and office equipment	5-7 years	3,678	3,696
Vehicles and other	3 years	1,675	832
Total		62,845	60,924
Less accumulated depreciation and amortization		(11,231)	(10,210)
Property, plant and equipment, net		$51,614	$50,714

Depreciation and amortization expense for property, plant and equipment was $1,361 and $877 for the three months ended March 31, 2017 and 2016, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for both periods. Interest expense on the capital lease obligation was $580 and $568 for the three months ended March 31, 2017 and 2016, respectively.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	224	—	224
Subtotal		14,024	—	14,024
Subject to amortization
Developed technology	4 - 6 years	62,000	(59,247)	2,753
Licensed technology	4 - 6 years	52,600	(52,513)	87
Customer relationships	4 - 7 years	29,700	(28,109)	1,591
Patents and other	2 - 17 years	3,325	(1,368)	1,957
Subtotal		147,625	(141,237)	6,388
Intangible assets, net		$161,649	$(141,237)	$20,412

	December 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	220	—	220
Subtotal		14,020	—	14,020
Subject to amortization
Developed technology	4 - 6 years	62,000	(58,026)	3,974
Licensed technology	4 - 6 years	52,600	(52,475)	125
Customer relationships	4 - 7 years	29,700	(27,048)	2,652
Patents and other	2 - 17 years	3,302	(1,315)	1,987
Subtotal		147,602	(138,864)	8,738
Intangible assets, net		$161,622	$(138,864)	$22,758
Amortization expense of intangible assets was $2,373 and $2,601 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the expected amortization expense for the remainder of 2017 and the following four years and thereafter is as follows:

March 31, 2017
2017	$4,402
2018	279
2019	261
2020	235
2021	177
Thereafter	1,034
Total	$6,388

7.    OTHER ASSETS
Other assets consist of the following:

	March 31, 2017	December 31, 2016
Surgical instruments, net	$25,355	$24,810
Restricted cash	2,652	2,262
Other	1,232	1,182
Total	$29,239	$28,254
Surgical instruments are stated net of accumulated amortization and allowances of $37,066 and $34,191 at March 31, 2017 and December 31, 2016, respectively. Amortization expense was $2,516 and $2,395 for the three months ended March 31, 2017 and 2016, respectively.
Restricted cash balances represent deposits made on pending bids or contracts with customers.
8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
Accrued commissions	$6,301	$6,607
Accrued royalties	2,823	3,495
Other	5,495	5,571
Total	$14,619	$15,673
9.        DEBT
Convertible Senior Notes
On August 11, 2016, we issued $50,000 aggregate principal amount of convertible senior notes (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of $47,091, after deducting underwriting discounts and commissions and offering expenses of $2,909. The Notes are governed by an indenture between the Company and the Bank of New York Mellon.
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
Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption; and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date.
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
For the three months ended March 31, 2017, we recognized $1,065 of interest expense related to the Notes, of which $515 was accrued and will be paid in cash and $550 was non-cash accretion of the debt discounts recorded. The Notes have been classified as long-term debt on our condensed consolidated balance sheet. As of March 31, 2017, the fair value of the Notes was $40,532.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2018. As of March 31, 2017, we had no outstanding borrowings on the revolving credit facility.
The credit facility, as amended, consists of a revolving credit facility (“Bank Line of Credit”) of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at March 31, 2017.
For the three months ended March 31, 2017 and 2016, we recorded interest expense of $0 and $8, respectively, under the credit agreement and amounts of $60 and $45, respectively, related to the amortization of the loan issuance fees. Our average interest rate on borrowings under the Bank Line of Credit was 4.25%.
As of March 31, 2017, we had $45,217 of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6,000, representing a security deposit on the corporate headquarters and operations facilities lease.
10.    STOCK-BASED COMPENSATION
As of March 31, 2017, there was a total of 2,401,432 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$45	$60
Research and development	86	181
Sales and marketing	360	542
General and administrative	1,050	1,323
Total	$1,541	$2,106

	Three Months Ended March 31,
	2017	2016
Stock options	$811	$649
Restricted stock	349	156
Restricted stock units (“RSUs”)	260	1,202
Employee Stock Purchase Plan	121	99
Total	$1,541	$2,106

The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016(2)	3,685,125	$12.45	6.05	$29,142
Granted	12,754	20.34
Exercised	(282,371)	9.78
Expired	—	—
Forfeited	(1,030)	11.55
Outstanding at March 31, 2017(3)	3,414,478	$12.71	5.94	$27,677
Vested:
At March 31, 2017(3)	2,438,080	$11.10	4.95	$23,232
Vested or expected to vest:
At March 31, 2017(3) (4)	3,316,081	$12.72	5.95	$26,816
(1) Calculated using the fair market value per-share of our common stock as of March 31, 2017 and December 31, 2016 of $20.51, and $20.04, respectively.
(2) The total includes 980,671 performance-based options at December 31, 2016 which had not vested based on their performance criteria.
(3) The total includes 978,717 performance-based options which had vested based on achievement of their rate of return performance criteria during the three months ended March 31, 2017.
(4) Outstanding options, net of expected forfeitures.
A summary of restricted stock and RSU activity during the three months ended March 31, 2017 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Vested	—	—		—	—
Granted	—	—		4,916	20.34
Non-vested at March 31, 2017	218,505	$16.59	2.03	84,373	$15.52	0.70
Vested:
At March 31, 2017	—	$—		—	$—
Vested or expected to vest:
At March 31, 2017	218,505	$16.59	2.03	84,373	$15.52	0.70
11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of March 31, 2017, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,563 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.
In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $1,350 through March 31, 2017. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.

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
12.     RELATED PARTIES
On January 30, 2017, pursuant to an underwritten public offering, WCAS and certain of its affiliates completed the sale of an additional 4,000,000 shares of our common stock. We incurred underwriting commissions and transaction fees of approximately $225 which are reflected as general and administrative expenses for the three months ended March 31, 2017 . We did not receive any proceeds from the sale of these shares.
13.    INCOME TAXES
The provision for income taxes for the three months ended March 31, 2017 and 2016 includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended March 31, 2017 and 2016, the income tax expense was $42 and $25, resulting in an effective tax rate of (0.4)% and (0.2)%, respectively. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.
14.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2017	2016
Net loss per common share:
Net loss	$(10,873)	$(10,185)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	42,224,734	41,353,123
Basic and diluted loss per common share	$(0.26)	$(0.25)
The following outstanding Company securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	3,414,478	3,622,518
Restricted stock	218,505	79,940
RSUs	84,373	414,001
As discussed in Note 9, in August 2016, we issued $50,000 aggregate principal amount of Notes. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of Notes is excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2017 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended March 31,
	2017	2016
Conversion of Notes	2,746,680	—

15.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 25.3% of total revenue for the three months ended March 31, 2017; however, revenue earned in any individual foreign country was below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2017	2016
United States	$46,207	$42,193
International	15,678	14,113
Total	$61,885	$56,306
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
The following table represents domestic revenue by current procedure category:

	Three Months Ended March 31,
	2017	2016
Complex spine	$17,136	$15,930
Minimally invasive	7,872	6,881
Degenerative	21,199	19,382
	46,207	42,193
International	15,678	14,113
Total	$61,885	$56,306

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
Overview
We are a leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body BalanceTM. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to other traditional degenerative spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary minimally invasive surgery ("MIS") products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times compared to traditional open access surgical approaches. We have also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
We categorize our revenue in the United States amongst revenue generated from the treatment of complex spine pathologies, treatment using MIS procedures and the treatment of degenerative and other spinal conditions. We define our complex spine procedures as those that involve the treatment of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We consider MIS procedures as degenerative procedures done through minimally invasive approaches designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. We categorize degenerative procedures as those involving traditional non-MIS products treating degenerative spinal conditions such as traditional spinal fusions and certain single-use MIS products which are sold in support of degenerative surgical procedures. We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories. We expect our revenue to continue to be driven by aggregate sales growth in all categories. Our revenue classifications may evolve as we grow our business, continue to commercialize new products, adapt to surgeon preferences and surgical techniques and expand our sales globally.
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of March 31, 2017, our U.S. sales force consisted of 129 direct sales employees and 93 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 39 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, using independent agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For the three months ended March 31, 2017, international sales accounted for approximately 25.3% of our revenue. As of March 31, 2017, our international sales force consisted of 38 direct sales employees, eight independent agencies and 25 independent distributors.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product extensions. During the three months ended March 31, 2017, revenue denominated in currencies other than in U.S. dollars represented less than 10.0% of our consolidated revenue.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursements in the U.S. and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the formal notice by the United Kingdom government of its intention to leave the European Union (also known as “Brexit”), such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue	$61,885	$56,306
Cost of revenue	21,479	19,604
Gross profit	40,406	36,702
Operating expenses:
Research and development	5,250	5,028
Sales and marketing	30,474	27,755
General and administrative	13,754	13,848
Total operating expenses	49,478	46,631
Loss from operations	(9,072)	(9,929)
Other expense, net:
Foreign currency transaction (loss) gain	(27)	420
Interest expense	(1,732)	(651)
Total other expense, net	(1,759)	(231)
Loss before income tax expense	(10,831)	(10,160)
Income tax expense	42	25
Net loss	$(10,873)	$(10,185)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(In thousands)
United States	$46,207	$42,193	$4,014	9.5%
International	15,678	14,113	1,565	11.1%
Total revenue	$61,885	$56,306	$5,579	9.9%
Total revenue increased $5.6 million, or 9.9%, to $61.9 million for the three months ended March 31, 2017 from $56.3 million for the three months ended March 31, 2016. The increase in revenue was primarily driven by $8.1 million in greater sales volume from new surgeon users in the United States, a $2.1 million increase in the United States resulting from new product offerings, partially offset by a decrease in revenue from our existing U.S. customer base, a reduction of revenue in the United Kingdom and a reduction of international distributor revenue in Japan.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended March 31,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$17,136	$15,930	$1,206	7.6%
Minimally invasive	7,872	6,881	991	14.4%
Degenerative	21,199	19,382	1,817	9.4%
Total U.S. revenue	$46,207	$42,193	$4,014	9.5%
U.S. revenue increased $4.0 million, or 9.5%, to $46.2 million for the three months ended March 31, 2017 from $42.2 million for the three months ended March 31, 2016. Sales in our complex spine, MIS and degenerative categories represented 37.1%, 17.0% and 45.9% of U.S. revenue, respectively, for the three months ended March 31, 2017, compared to 37.8%, 16.3% and 45.9% of U.S. revenue, respectively, for the three months ended March 31, 2016. The overall U.S. revenue growth was driven by new surgeon users representing $8.1 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $1.2 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.8 million, partially offset by a $0.8 million decrease in usage of our first generation minimally invasive screw system. Minimally invasive growth of $1.0 million primarily reflects surgeon usage of our CASCADIA™ interbody devices featuring Lamellar 3D Titanium Technology™ of $1.2 million and increased usage of our EVEREST minimally invasive products of $0.7 million, partially offset by decreases in usage of our first generation interbody systems. Degenerative growth of $1.8 million primarily reflects surgeon usage of our CASCADIA interbody devices of $2.1 million and increased usage of our biologics portfolio of $0.8 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $1.6 million, or 11.1%, to $15.7 million for the three months ended March 31, 2017 from $14.1 million for the three months ended March 31, 2016. International revenue growth was driven by increased revenue in Australia of $1.6 million, primarily reflecting increased implant replenishment purchases.
Cost of Revenue
Cost of revenue increased $1.9 million, or 9.6%, to $21.5 million for the three months ended March 31, 2017 from $19.6 million for the three months ended March 31, 2016. The increase was primarily due to increased sales volume and higher inventory reserve allowance. Instrument amortization expense increased $0.2 million, or 5.9%, to $3.5 million for the three months ended March 31, 2017 from $3.3 million in the three months ended March 31, 2016.
Gross Profit
Gross profit increased as a percentage of revenue to 65.3% for the three months ended March 31, 2017 from 65.2% for the three months ended March 31, 2016.
Research and Development
Research and development expenses increased $0.3 million, or 4.4%, to $5.3 million for the three months ended March 31, 2017 from $5.0 million for the three months ended March 31, 2016. This increase was primarily due to increased spending on prototypes, testing and patent fees in support of new product development.
Sales and Marketing
Sales and marketing expenses increased $2.7 million, or 9.8%, to $30.5 million for the three months ended March 31, 2017 from $27.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase in sales commissions to our independent agents as a result of increased sales volume, partially offset by lower payroll and related expenses.
General and Administrative
General and administrative expenses decreased $0.1 million, or 0.7%, to $13.7 million for the three months ended March 31, 2017 from $13.8 million for the three months ended March 31, 2016. The decrease was primarily due to lower payroll and related expenses and decreased third-party legal expenses. General and administrative expenses includes amortization of intangible assets of $2.4 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.
Other Expense, net
Other expense, net, increased $1.6 million, to $1.8 million for the three months ended March 31, 2017 from $0.2 million for the three months ended March 31, 2016. The increase in other expense, net was primarily attributable to an increase in interest expense of $1.1 million incurred on the capital lease obligation related to our headquarters and operations facilities and convertible senior notes due 2036 (the “Notes”), which were issued in August 2016, and an increase of $0.4 million in unrealized losses from foreign currency remeasurement on intercompany payable balances.
Net Loss
Net loss increased $0.7 million, or 6.8%, to $10.9 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016. The increase in our net loss was primarily attributable to increased other expense, net, partially offset by an improvement in our loss from operations.
Non-GAAP Financial Measures

Adjusted EBITDA represents net loss plus income tax expense, interest expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction loss (gain).
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(10,873)	$(10,185)
Interest expense	1,732	651
Income tax expense	42	25
Depreciation and amortization	7,195	6,743
Stock-based compensation expense	1,541	2,106
Foreign currency transaction loss (gain)	27	(420)
Adjusted EBITDA	$(336)	$(1,080)
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash-flow from operations, the proceeds from our stock offerings and convertible note issuance, and availability under our revolving credit facility (which may vary due to changes in our borrowing base). To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
Although we believe that these sources will provide sufficient liquidity for the foreseeable future, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and slower product development cycles resulting from a changing regulatory environment. If these factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.

In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, sales trends, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
As of March 31, 2017, our cash and cash equivalents were $38.6 million as compared to $45.5 million as of December 31, 2016. Our outstanding long-term indebtedness included the carrying value of the Notes of $37.4 million and the capital lease obligation of $34.7 million at March 31, 2017. In addition, we had no borrowings outstanding under our credit facility. We had working capital of $110.4 million as of March 31, 2017 compared to $115.9 million as of December 31, 2016.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(4,847)	$(11,437)
Net cash used in investing activities	(4,672)	(7,429)
Net cash provided by financing activities	2,521	5,365
Effect of exchange rate on cash	67	32
Net change in cash and cash equivalents	$(6,931)	$(13,469)
Cash Used in Operating Activities
Net cash used in operating activities decreased $6.6 million to $4.8 million for the three months ended March 31, 2017 from $11.4 million for the three months ended March 31, 2016. The decrease in net cash used in operations was due to the reduction in trade accounts receivables in 2017 as a result of receivable collections exceeding amounts invoiced for the period compared to the timing of collections in the prior year; and the timing of payments for inventory, prepaid and accrued expenses and accounts payable for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.
Cash Used in Investing Activities
Net cash used in investing activities decreased $2.7 million to $4.7 million for the three months ended March 31, 2017 from $7.4 million for the three months ended March 31, 2016. The decrease in net cash used in investing activities was primarily due to leasehold build-out costs incurred in the first quarter of 2016 related to our new corporate headquarters and operations facilities, which did not recur in the first quarter of 2017. Cash used from investing activities for the three months ended March 31, 2016 also included a milestone payment of approximately $1.3 million following the clearance of our CE Marking from the Notified Body (BSI Group) with respect to our RHINE™ cervical arthroplasty solution intended for markets outside the United States.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $2.9 million to $2.5 million for the three months ended March 31, 2017 from $5.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, proceeds received from the exercises of employee stock options totaled approximately $2.7 million. There were no borrowing under the bank line of credit during the three months ended March 31, 2017 compared to borrowings of $5.0 million during the three months ended March 31, 2016 .
Capital Expenditures
Our capital expenditures were $4.7 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively, consisting of consigned instrumentation to support surgical sales and expansion of our global distribution network. During the three months ended March 31, 2016 our capital expenditures also included an increase in property, plant and equipment including software and equipment expenditures to support logistics and administrative functions related to our move to the corporate headquarters and operating facilities which was completed in 2016.
We expect capital expenditures for the purchase of additional surgical instruments to increase as we continue to expand our global distribution network in 2017. However, we expect an overall decline in capital expenditures compared to 2016 because the build-out and equipment expenditures incurred in 2016 in connection with our new corporate headquarters and operations facilities are not expected to recur.
Indebtedness
Convertible Senior Notes
On August 11, 2016, we issued $50.0 million aggregate principal amount of convertible senior notes due 2036 (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017, and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of approximately $47.1 million and used a portion of such proceeds to repay approximately $19.5 million of borrowings under our revolving credit facility. The Notes are governed by an indenture between the Company and The Bank of New York Mellon.
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
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date.
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
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2018. The credit facility, as amended, consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million.
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
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at March 31, 2017.
As of March 31, 2017, we had approximately $45.2 million of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had one issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three months ended March 31, 2017.
Recently Issued Accounting Pronouncements
Please see “Note 1 - General and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” for additional information.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of March 31, 2017, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction loss of $27 thousand and a gain of $0.4 million during the three months ended March 31, 2017 and 2016, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (loss) of $0.4 million and $(0.8) million in the three months ended March 31, 2017 and 2016, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 15.9% and 15.2% of our revenue for the three months ended March 31, 2017 and 2016, respectively and represented 33.5% and 35.4% of our net outstanding accounts receivable at March 31, 2017 and March 31, 2016, respectively.

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
We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2017, our disclosure controls and procedures, were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the Risk Factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which is accessible on the SEC’s website at www.SEC.gov.
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