Form 10-Q
period 2017-06-30
K2M GROUP HOLDINGS, INC.
filed 2017-08-01
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, on July 27, 2017 was 43,299,073.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

•	proliferation of physician-owned distributorships (“PODs”) in our industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions in our main facility or information technology systems;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our sales agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of the year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indentures governing our convertible senior notes and our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock;

•	our lack of current plans to pay cash dividends;

•	our ability to take advantage of certain reduced disclosure requirements and exemptions as a result of being an emerging growth company;

•	increased costs to comply with additional regulations and requirements as a result of no longer qualifying as an emerging growth company (“EGC”) as of December 31, 2017;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$36,546	$45,511
Accounts receivable, net	50,092	46,430
Inventory, net	66,751	61,897
Prepaid expenses and other current assets	7,039	6,147
Total current assets	160,428	159,985
Property, plant and equipment, net	50,938	50,714
Goodwill	121,814	121,814
Intangible assets, net	18,076	22,758
Other assets, net	30,725	28,254
Total assets	$381,981	$383,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,046	$973
Accounts payable	21,708	15,367
Accrued expenses	16,339	15,673
Accrued payroll liabilities	10,001	12,068
Total current liabilities	49,094	44,081
Convertible senior notes	38,003	36,894
Capital lease obligation, net of current maturities	34,392	34,933
Deferred income taxes, net	5,017	5,017
Other liabilities	1,069	1,032
Total liabilities	127,575	121,957
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,277,400 and 42,291,352 shares issued and 43,268,789 and 42,282,741 shares outstanding, respectively	43	42
Additional paid-in capital	485,713	474,512
Accumulated deficit	(231,013)	(211,081)
Accumulated other comprehensive loss	(203)	(1,771)
Treasury stock, at cost, 8,611 and 8,611 shares, respectively	(134)	(134)
Total stockholders’ equity	254,406	261,568
Total liabilities and stockholders’ equity	$381,981	$383,525

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$65,692	$59,227	$127,577	$115,533
Cost of revenue	22,522	19,631	44,001	39,235
Gross profit	43,170	39,596	83,576	76,298
Operating expenses:
Research and development	5,560	5,762	10,810	10,790
Sales and marketing	31,242	28,993	61,716	56,748
General and administrative	14,524	14,183	28,278	28,031
Total operating expenses	51,326	48,938	100,804	95,569
Loss from operations	(8,156)	(9,342)	(17,228)	(19,271)
Other expense, net:
Foreign currency transaction gain (loss)	874	(972)	847	(552)
Interest expense	(1,731)	(735)	(3,463)	(1,386)
Total other expense, net	(857)	(1,707)	(2,616)	(1,938)
Loss before income taxes	(9,013)	(11,049)	(19,844)	(21,209)
Income tax expense	46	49	88	74
Net loss	$(9,059)	$(11,098)	$(19,932)	$(21,283)
Basic and diluted	$(0.21)	$(0.27)	$(0.47)	$(0.51)
Weighted average shares outstanding:
Basic and diluted	42,641,585	41,622,027	42,434,311	41,487,575
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(9,059)	$(11,098)	$(19,932)	$(21,283)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,205	(1,429)	1,568	(2,195)
Other comprehensive income (loss)	1,205	(1,429)	1,568	(2,195)
Comprehensive loss	$(7,854)	$(12,527)	$(18,364)	$(23,478)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	42,291,352	$42	8,611	$(134)	$474,512	$(211,081)	$(1,771)	$261,568
Net loss	—	—	—	—	—	(19,932)	—	(19,932)
Other comprehensive income	—	—	—	—	—	—	1,568	1,568
Stock-based compensation expense	—	—	—	—	2,880	—	—	2,880
Issuances and exercise of stock-based compensation benefit plans, net of income tax	986,048	1	—	—	8,321	—	—	8,322
Balance at June 30, 2017	43,277,400	$43	8,611	$(134)	$485,713	$(231,013)	$(203)	$254,406

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(19,932)	$(21,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,614	14,037
Provision for inventory reserves	2,192	1,876
Provision for allowance for doubtful accounts	50	(29)
Stock-based compensation expense	2,880	3,855
Accretion of discounts and amortization of issuance costs of convertible senior notes	1,109	—
Other	3	—
Changes in operating assets and liabilities:
Accounts receivable	(2,924)	(7,733)
Inventory	(3,523)	(7,254)
Prepaid expenses and other assets	(5,583)	(5,796)
Accounts payable, accrued expenses, and accrued payroll liabilities	2,929	6,270
Net cash used in operating activities	(8,185)	(16,057)
Investing activities
Purchase of surgical instruments	(6,442)	(7,812)
Purchase of property, plant and equipment	(2,571)	(14,275)
Changes in cash restricted for leasehold improvements	61	4,449
Purchase of intangible assets	(50)	(1,282)
Net cash used in investing activities	(9,002)	(18,920)
Financing activities
Borrowings on bank line of credit	—	19,500
Principal payments under capital lease	(469)	—
Issuances and exercise of stock-based compensation benefit plans, net of income tax	8,322	876
Net cash provided by financing activities	7,853	20,376
Effect of exchange rate changes on cash and cash equivalents	369	(209)
Net decrease in cash and cash equivalents	(8,965)	(14,810)
Cash and cash equivalents at beginning of period	45,511	34,646
Cash and cash equivalents at end of period	$36,546	$19,836

Significant non-cash investing activities
Leasehold improvements under capital lease	$—	$2,603
Additions to property, plant and equipment	$500	$—

Cash paid for:
Income taxes	$131	$175
Interest	$1,124	$171
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Ended June 30, 2017 and 2016
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of future results. All information as of June 30, 2017 and for the three and six month periods ending June 30, 2017 and 2016 within these notes to the condensed consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of June 30, 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.

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
Recent Accounting Pronouncements
We are currently an EGC pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012. Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2017, we will lose our status as an EGC as of December 31, 2017.  Once we cease to be an EGC, we will no longer be able to take advantage of certain exemptions and relief from various reporting requirements that were allowed when we were an EGC.
Accounting Pronouncements that we will adopt as of December 31, 2017:
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The amendments in this guidance will be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve employee share-based payment accounting for companies that issue share-based awards to their employees. This guidance simplifies the accounting for share-based payment transactions, including consequences of income tax award, classification as either equity or liability, treatment of forfeitures, and classification on statement of cash flows. The recognition, measurement and reporting for share-based payments will be affected by this new guidance. For public entities, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently evaluating the impact of this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of modification accounting: provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, inputs to the valuation technique used to value the award does not change, the vesting conditions do not change, and the classification as an equity or liability instrument do not change. This guidance should be applied prospectively to an award modified on or after date of the adoption. For public entities, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations or cash flows.
Accounting Pronouncements we will adopt in 2018 and later periods:
Revenue Recognition
Between May 2014 and March 2017, the Financial Accounting Standards Board, or FASB issued several updates related to Topic 606 - Revenue Recognition for which we are still evaluating the impact:
In May 2014, ASU 2014-09, Revenue from Contracts with Customers was first to amend the existing accounting standards for revenue recognition. It provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The amendment is based on the principle that revenue should be recognized to depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This new guidance requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), was issued to address principal versus agent considerations, reporting revenue gross versus net in the new revenue recognition standard. The guidance clarifies how an entity should evaluate the unit of accounting to determine whether it is a specified good or service and how it should apply the control principle to certain types of arrangements.
In April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, was issued and included final amendments to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property (“IP”). The amendment allows entities to disregard goods or services that are immaterial in the context of a contract, assess whether the performance obligation is separately identifiable and whether the shipping and handling activities are a promised service in a contract. This guidance also clarifies how an entity should evaluate the nature of its promise in granting an IP license and when a promised good or service is distinct within the context of a contract.
In May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, was issued and clarifies that for a contract to be considered completed the entity should evaluate the collectability threshold or probability of collecting revenue. It provides that the fair value of noncash consideration such as equity should be measured at contract inception when determining the transaction price and any subsequent changes must be recorded as a gain or loss, not as revenue. In addition, the entity has the option to make an accounting policy election to exclude from the transaction price certain types of taxes such as sales tax, value-added tax and excise tax in lieu of evaluating such taxes they collect in all jurisdictions to determine whether a tax is levied to the entity or the customer.
In December 2016, ASU 2016-20, Revenue from Contracts with Customers: Technical Corrections and Improvements, was issued to make minor corrections or minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. It affects narrow aspects of the revenue from contracts with customers’ guidance, including its scope, disclosure of remaining and prior-period performance obligation, contract modifications, contract asset vs receivables, refund liability and advertising costs.
For public companies, the guidance included in these updates will be effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of the initial application.

Presently we and our advisors are reviewing a representative sample of existing revenue contracts with customers in relation to the requirements of this guidance to evaluate the impact it may have on our consolidated financial condition, results of operations and cash flows.  We also continue to assess the impact of the new standard on our current policies, procedures and disclosures related to revenue recognition.   We expect to complete our evaluation in the third quarter of 2017.
Other Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Public companies will be required to comply with the guidance in 2019, and interim periods within that year.  Early adoption is permitted for all entities.  We are presently evaluating the impact of this guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investors and beneficial interests obtained in a financial asset securitization. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. For public entities the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted in the same period. We are currently assessing the impact of this guidance.

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
In January 2017, the Financial Accounting Standards Board, or FASB issued ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which no longer requires an entity to measure a goodwill impairment loss by comparing the implied fair value to the carrying value of a reporting unit’s goodwill. Instead, any goodwill impairment charge will be recognized as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendment does not affect the optional qualitative assessment of goodwill impairment. For public entities, the guidance will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The amendments in this guidance should be applied prospectively with earlier application permitted for goodwill impairment tests with measurement dates after January 1, 2017. We are currently assessing the impact of this guidance.
2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	June 30, 2017	December 31, 2016
Accounts receivable	$52,423	$48,664
Allowances	(2,331)	(2,234)
Accounts receivable, net	$50,092	$46,430
3.    INVENTORY
The following table summarizes the inventory, net of allowances:

	June 30, 2017	December 31, 2016
Finished goods	$101,808	$96,619
Inventory allowances	(35,057)	(34,722)
Inventory, net	$66,751	$61,897
Inventory includes surgical instruments available for sale with a carrying value of $8,541 and $9,874 at June 30, 2017 and December 31, 2016, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	June 30, 2017	December 31, 2016
Restricted cash	$—	$61
Prepaid expenses	2,600	2,666
Other	4,439	3,420
Total	$7,039	$6,147
5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	June 30, 2017	December 31, 2016
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	20,197	20,051
Equipment	3-5 years	4,106	3,817
Software	3 years	7,312	4,989
Computer equipment	3 years	1,138	1,070
Furniture and office equipment	5-7 years	3,776	3,696
Vehicles and other	3 years	512	832
Total		63,510	60,924
Less accumulated depreciation and amortization		(12,572)	(10,210)
Property, plant and equipment, net		$50,938	$50,714

Depreciation and amortization expense for property, plant and equipment was $1,444 and $1,194 for the three months ended June 30, 2017 and 2016, respectively, and $2,805 and $2,071 for the six months ended June 30, 2017 and 2016, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for each of the three months ended June 30, 2017 and 2016 and $832 for each of the six months ended June 30, 2017 and 2016. Interest expense on the capital lease obligation was $576 and $578 for the three months ended June 30, 2017 and 2016, respectively, and $1,156 and $1,146 for the six months ended June 30, 2017 and 2016, respectively.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	233	—	233
Subtotal		14,033	—	14,033
Subject to amortization
Developed technology	4 - 6 years	62,000	(60,468)	1,532
Licensed technology	4 - 6 years	52,600	(52,550)	50
Customer relationships	4 - 7 years	29,700	(29,170)	530
Patents and other	2 - 17 years	3,352	(1,421)	1,931
Subtotal		147,652	(143,609)	4,043
Intangible assets, net		$161,685	$(143,609)	$18,076

	December 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	220	—	220
Subtotal		14,020	—	14,020
Subject to amortization
Developed technology	4 - 6 years	62,000	(58,026)	3,974
Licensed technology	4 - 6 years	52,600	(52,475)	125
Customer relationships	4 - 7 years	29,700	(27,048)	2,652
Patents and other	2 - 17 years	3,302	(1,315)	1,987
Subtotal		147,602	(138,864)	8,738
Intangible assets, net		$161,622	$(138,864)	$22,758
Amortization expense of intangible assets was $2,372 and $2,586 for the three months ended June 30, 2017 and 2016, respectively, and $4,745 and $5,187 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the expected amortization expense for the remainder of 2017 and the following four years and thereafter is as follows:

June 30, 2017
2017	$2,031
2018	282
2019	263
2020	237
2021	179
Thereafter	1,051
Total	$4,043

7.    OTHER ASSETS
Other assets consist of the following:

	June 30, 2017	December 31, 2016
Surgical instruments, net	$26,554	$24,810
Restricted cash	2,916	2,262
Other	1,255	1,182
Total	$30,725	$28,254
Surgical instruments are stated net of accumulated amortization and allowances of $40,006 and $34,191 at June 30, 2017 and December 31, 2016, respectively. Amortization expense was $2,652 and $2,519 for the three months ended June 30, 2017 and 2016, respectively, and $5,168 and $4,914 for the six months ended June 30, 2017 and 2016, respectively.
Restricted cash balances represent deposits made on pending bids or contracts with customers.
8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
Accrued commissions	$7,166	$6,607
Accrued royalties	2,983	3,495
Other	6,190	5,571
Total	$16,339	$15,673
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
For the three and six months ended June 30, 2017, we recognized $1,075 and $2,140, respectively, of interest expense related to the Notes, of which $516 and $1,031, respectively, was accrued and will be paid in cash and $559 and $1,109, respectively, was non-cash accretion of the debt discounts recorded. The Notes have been classified as long-term debt on our condensed consolidated balance sheet. As of June 30, 2017, the fair value of the Notes was $44,265.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2018. As of June 30, 2017, we had no outstanding borrowings on the revolving credit facility.
The credit facility, as amended, consists of a revolving credit facility of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at June 30, 2017.
Interest expense under the credit agreement was $0 and $112 for the three months ended June 30, 2017 and 2016, respectively, and $0 and $120 for the six months ended June 30, 2017 and 2016, respectively. The amortization of loan issuance fees was $59 and $47 for the three months ended June 30, 2017 and 2016, respectively, and $119 and $92 for the six months ended June 30, 2017 and 2016, respectively. Our average interest rate on borrowings under the Bank Line of Credit was 4.25%.
As of June 30, 2017, we had $49,000 of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6,000, representing a security deposit on the corporate headquarters and operations facilities lease.
10.    STOCK-BASED COMPENSATION
As of June 30, 2017, there was a total of 1,384,383 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$34	$39	$79	$80
Research and development	169	130	255	311
Sales and marketing	291	426	651	943
General and administrative	845	1,154	1,895	2,521
Total	$1,339	$1,749	$2,880	$3,855

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$663	$668	$1,474	$1,317
Restricted stock	410	797	759	1,999
Restricted stock units (“RSUs”)	145	190	405	346
Employee Stock Purchase Plan	121	94	242	193
Total	$1,339	$1,749	$2,880	$3,855

The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016(2)	3,685,125	$12.45	6.05	$29,142
Granted	407,823	22.73
Exercised	(760,145)	10.23
Expired	(2,885)	7.17
Forfeited	(32,383)	17.22
Outstanding at June 30, 2017	3,297,535	$14.20	6.35	$33,559
Vested:
At June 30, 2017	2,171,107	$11.62	4.95	$27,409
Vested or expected to vest:
At June 30, 2017(3)	3,215,495	$14.25	6.38	$32,494
(1) Calculated using the fair market value per-share of our common stock as of June 30, 2017 and December 31, 2016 of $24.36, and $20.04, respectively.
(2) The total includes 980,671 performance-based options at December 31, 2016 which had not vested based on their performance criteria.
(3) Outstanding options, net of expected forfeitures.
A summary of restricted stock and RSU activity during the six months ended June 30, 2017 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Vested	—	—		(65,105)	15.03
Granted	131,562	22.81		32,636	21.83
Forfeited	(3,999)	14.38		—	—
Non-vested at June 30, 2017	346,068	$18.98	2.41	46,988	$20.07	2.66
Vested:
At June 30, 2017	—	$—		—	$—
Vested or expected to vest:
At June 30, 2017	346,068	$18.98	2.41	46,988	$20.07	2.66

11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require an up-front payment, milestone payments and/or royalties. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of June 30, 2017, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, was $1,558 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sales of related products. Some of the agreements contain minimum annual royalty amounts.
In November 2011, we entered into an agreement to purchase certain proprietary technology which could require us to make additional aggregate payments of up to $13,350 should certain milestones be met, including milestones related to regulatory applications and approvals. Cumulative payments under this agreement totaled $1,350 through June 30, 2017. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000,

$25,000 and $50,000, respectively. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.
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
12.     RELATED PARTIES
On January 30, 2017, pursuant to an underwritten public offering, Welsh, Carson, Anderson & Stowe XI, L.P., and certain of its affiliates completed the sale of an additional 4,000,000 shares of our common stock. We incurred underwriting commissions and transaction fees of approximately $0 and $225 which are reflected as general and administrative expenses for the three and six months ended June 30, 2017. We did not receive any proceeds from the sale of these shares.
13.    INCOME TAXES
The provision for income taxes for the three and six months ended June 30, 2017 and 2016 includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended June 30, 2017 and 2016, the income tax expense was $46 and $49, resulting in an effective tax rate of (0.5)% and (0.4)%, respectively. For the six months ended June 30, 2017 and 2016, income tax expense was $88 and $74, respectively, resulting in an effective tax rate of (0.4)% and (0.3)%, respectively. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.
14.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss per common share:
Net loss	$(9,059)	$(11,098)	$(19,932)	$(21,283)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	42,641,585	41,622,027	42,434,311	41,487,575
Basic and diluted loss per common share	$(0.21)	$(0.27)	$(0.47)	$(0.51)
The following outstanding securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	3,297,535	3,799,028	3,297,535	3,799,028
Restricted stock	346,068	245,157	346,068	245,157
RSUs	46,988	69,382	46,988	69,382
As discussed in Note 9, in August 2016, we issued $50,000 aggregate principal amount of Notes. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of Notes is excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2017 causes such securities to be antidilutive.

The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Conversion of Notes	2,642,081	—	2,642,081	—
15.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 22.7% and 24.0% of total revenue for the three and six months ended June 30, 2017; however, revenue earned in any individual foreign country was below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$50,775	$45,238	$96,982	$87,431
International	14,917	13,989	30,595	28,102
Total	$65,692	$59,227	$127,577	$115,533
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
The following table represents domestic revenue by current procedure category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Complex spine	$20,342	$18,535	$37,478	$34,465
Minimally invasive	8,785	7,005	16,657	13,886
Degenerative	21,648	19,698	42,847	39,080
	50,775	45,238	96,982	87,431
International	14,917	13,989	30,595	28,102
Total	$65,692	$59,227	$127,577	$115,533

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the heading “Part II: Item 1A. Risk Factors” in this quarterly report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of June 30, 2017, our U.S. sales force consisted of 124 direct sales employees and 98 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 38 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, through independent sales agencies in Italy and Canada and with independent distributors in other markets such as Australia, Spain and Japan. For the three and six months ended June 30, 2017, international sales accounted for approximately 22.7% and 24.0% of our revenue, respectively. As of June 30, 2017, our international sales force consisted of 39 direct sales employees, 10 independent sales agencies and 24 independent distributors.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to these distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product extensions. During the three and six months ended June 30, 2017, revenue denominated in currencies other than in U.S. dollars represented less than 10.0% of our consolidated revenue.
While we believe the proportion of our international revenue from complex spine and MIS is higher than in the United States, a significant portion of our international revenue is derived from our independent distributors who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among our three product categories.
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

•
dependence on our network of direct sales employees, independent sales agencies and independent distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the formal notice by the United Kingdom government of its intention to leave the European Union (also known as “Brexit”), such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$65,692	$59,227	$127,577	$115,533
Cost of revenue	22,522	19,631	44,001	39,235
Gross profit	43,170	39,596	83,576	76,298
Operating expenses:
Research and development	5,560	5,762	10,810	10,790
Sales and marketing	31,242	28,993	61,716	56,748
General and administrative	14,524	14,183	28,278	28,031
Total operating expenses	51,326	48,938	100,804	95,569
Loss from operations	(8,156)	(9,342)	(17,228)	(19,271)
Other expense, net:
Foreign currency transaction gain (loss)	874	(972)	847	(552)
Interest expense	(1,731)	(735)	(3,463)	(1,386)
Total other expense, net	(857)	(1,707)	(2,616)	(1,938)
Loss before income tax expense	(9,013)	(11,049)	(19,844)	(21,209)
Income tax expense	46	49	88	74
Net loss	$(9,059)	$(11,098)	$(19,932)	$(21,283)
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(In thousands)
United States	$50,775	$45,238	$5,537	12.2%
International	14,917	13,989	928	6.6%
Total revenue	$65,692	$59,227	$6,465	10.9%
Total revenue increased $6.5 million, or 10.9%, to $65.7 million for the three months ended June 30, 2017 from $59.2 million for the three months ended June 30, 2016. The increase in revenue was primarily driven by $10.3 million in sales volume from new surgeon users in the United States, a $1.1 million increase in the United States resulting from new product offerings, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue in the United Kingdom and Ireland.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended June 30,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$20,342	$18,535	$1,807	9.7%
Minimally invasive	8,785	7,005	1,780	25.4%
Degenerative	21,648	19,698	1,950	9.9%
Total U.S. revenue	$50,775	$45,238	$5,537	12.2%
U.S. revenue increased $5.6 million, or 12.2%, to $50.8 million for the three months ended June 30, 2017 from $45.2 million for the three months ended June 30, 2016. Sales in our complex spine, MIS and degenerative categories represented 40.1%, 17.3% and 42.6% of U.S. revenue, respectively, for the three months ended June 30, 2017, compared to 41.0%, 15.5% and 43.5% of U.S. revenue, respectively, for the three months ended June 30, 2016. The overall U.S. revenue growth was driven by new surgeon users representing $10.3 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $1.8 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.2 million and a $0.4 million increase in use of our CASCADIA interbody devices featuring Lamellar 3D Titanium Technology™. Minimally invasive growth of $1.8 million primarily reflects surgeon usage of our CASCADIA™ interbody devices of $1.0 million and increased usage of our EVEREST minimally invasive products of $0.8 million. Degenerative growth of $2.0 million primarily reflects surgeon usage of our CASCADIA interbody devices of $1.8 million and increased usage of our biologics portfolio of $0.8 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $0.9 million, or 6.6%, to $14.9 million for the three months ended June 30, 2017 from $14.0 million for the three months ended June 30, 2016. International revenue growth was driven by increased revenue in Italy and Saudi Arabia, primarily reflecting increased implant replenishment purchases.
Cost of Revenue
Cost of revenue increased $2.9 million, or 14.7%, to $22.5 million for the three months ended June 30, 2017 from $19.6 million for the three months ended June 30, 2016. The increase was primarily due to increased sales volume, instrument amortization expense, higher inventory reserve allowance and the absence of expected one-time recoveries of the medical device excise tax of $0.9 million realized in the three months ended June 30, 2016. Instrument amortization expense increased $0.2 million, or 5.3%, to $3.6 million for the three months ended June 30, 2017 from $3.4 million in the three months ended June 30, 2016.
Gross Profit
Gross profit decreased as a percentage of revenue to 65.7% for the three months ended June 30, 2017 from 66.9% for the three months ended June 30, 2016. The decrease in gross profit as a percentage of revenue is primarily due to the absence of expected one-time recoveries of the medical device excise tax we experienced in the three months ended June 30, 2016, higher inventory reserve expense and decreased capitalization of overhead costs to inventory as a result of the timing of our inventory purchasing.
Research and Development
Research and development expenses decreased $0.2 million, or 3.5%, to $5.6 million for the three months ended June 30, 2017 from $5.8 million for the three months ended June 30, 2016. This decrease was primarily due to decreased spending on prototypes, testing and patent fees in support of new product development.
Sales and Marketing
Sales and marketing expenses increased $2.2 million, or 7.8%, to $31.2 million for the three months ended June 30, 2017 from $29.0 million for the three months ended June 30, 2016. The increase was primarily due to an increase in sales commissions to our independent sales agents as a result of increased sales volume, increased spending on sales related shipping and higher marketing and advertising costs.
General and Administrative
General and administrative expenses increased $0.3 million, or 2.4%, to $14.5 million for the three months ended June 30, 2017 from $14.2 million for the three months ended June 30, 2016. The increase was primarily due to higher payroll and related expenses and increased property taxes, partially offset by a reduction in depreciation and amortization. General and administrative expenses include amortization of intangible assets of $2.4 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively.
Other Expense, net
Other expense, net, decreased $0.8 million, or 49.8%, to $0.9 million for the three months ended June 30, 2017 from $1.7 million for the three months ended June 30, 2016. The decrease in other expense, net was primarily attributable to an increase of $1.8 million in unrealized gains from foreign currency remeasurement on intercompany payable balances, partially offset by an increase in interest expense of $1.0 million on convertible senior notes due 2036 (the “Notes”), which were issued in August 2016.
Net Loss

Net loss decreased $2.0 million, or 18.4%, to $9.1 million for the three months ended June 30, 2017 from $11.1 million for the three months ended June 30, 2016. The decrease in our net loss was primarily attributable to decreases in other expense, net, and by an improvement in our loss from operations.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,
	2017	2016	$ Increase	% Change
	(In thousands)
United States	$96,982	$87,431	$9,551	10.9%
International	30,595	28,102	2,493	8.9%
Total revenue	$127,577	$115,533	$12,044	10.4%
Total revenue increased $12.1 million, or 10.4%, to $127.6 million for the six months ended June 30, 2017 from $115.5 million for the six months ended June 30, 2016. The increase in revenue was primarily driven by $15.1 million in greater sales volume from new surgeon users in the United States and increases in Australia, Italy and Colombia, partially offset by a decrease in revenue from our existing customer base in the United States.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Six Months Ended June 30,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$37,478	$34,465	$3,013	8.7%
Minimally invasive	16,657	13,886	2,771	20.0%
Degenerative	42,847	39,080	3,767	9.6%
Total U.S. revenue	$96,982	$87,431	$9,551	10.9%
U.S. revenue increased $9.6 million, or 10.9%, to $97.0 million for the six months ended June 30, 2017 from $87.4 million for the six months ended June 30, 2016. Sales in our complex spine, MIS and degenerative categories represented 38.6%, 17.2% and 44.2% of U.S. revenue, respectively, for the six months ended June 30, 2017, compared to 39.4%, 15.9% and 44.7% of U.S. revenue, respectively, for the six months ended June 30, 2016. The overall U.S. revenue growth was driven by new surgeon users representing $15.1 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $3.0 million reflects increased surgeon usage of our EVEREST system of $3.0 million. MIS growth of $2.8 million primarily reflects increased surgeon usage of our new CASCADIA interbody devices featuring Lamellar 3D Titanium Technology of $2.2 million. Degenerative growth of $3.8 million primarily reflects increased surgeon usage of our new CASCADIA interbody devices of $3.9 million, increased usage of our EVEREST product line of $0.4 million and increased surgeon usage of our biomaterials offering of $1.6 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $2.5 million, or 8.9%, to $30.6 million for the six months ended June 30, 2017 from $28.1 million for the six months ended June 30, 2016. International revenue growth was driven by increased revenue in Australia, Italy and Colombia, primarily reflecting increased implant replenishment purchases.
    Cost of Revenue
Cost of revenue increased $4.8 million, or 12.1%, to $44.0 million for the six months ended June 30, 2017 from $39.2 million for the six months ended June 30, 2016. The increase was primarily due to increased sales volume, instrument amortization expense, higher inventory reserve allowance and the absence of expected one-time recoveries of the medical device excise tax of $0.9 million we realized in the six months ended June 30, 2016. Instrument amortization expense increased $0.4 million, or 5.6%, to $7.1 million in the six months ended June 30, 2017 from $6.7 million for the six months ended June 30, 2016.

Gross Profit
Gross profit decreased as a percentage of revenue to 65.5% for the six months ended June 30, 2017 from 66.0% for the six months ended June 30, 2016. The decrease in gross profit as a percentage of revenue is primarily due to the absence of expected on-time recoveries of the medical device excise tax we experienced in the six months ended June 30, 2016 and higher inventory reserve allowance.
Research and Development
Research and development expenses were $10.8 million for each of the six months ended June 30, 2017 and 2016.
Sales and Marketing
Sales and marketing expenses increased $5.0 million, or 8.8%, to $61.7 million for the six months ended June 30, 2017 from $56.7 million for the six months ended June 30, 2016. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and higher shipping and related expense.
General and Administrative
General and administrative expenses increased $0.3 million, or 0.9%, to $28.3 million for the six months ended June 30, 2017 from $28.0 million for the six months ended June 30, 2016. The increase was primarily due to increased property taxes and higher travel expense, partially offset by lower depreciation and amortization expense. General and administrative expenses included amortization of intangible assets of $4.7 million and $5.2 million in the six months ended June 30, 2017 and 2016, respectively.
Other (Expense) Income, net
Other expense, net, increased $0.7 million to $2.6 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. The increase in other expense, net was attributable to an increase in interest expense of $2.1 million on the Notes, partially offset by a $1.4 million increase in unrealized gains from foreign currency translation on intercompany payable balances.
Net Loss
Net loss decreased $1.4 million or 6.3% to $19.9 million for the six months ended June 30, 2017 from $21.3 million for the six months ended June 30, 2016. The decrease in our net loss was primarily attributable to lower operating expenses as a percentage of revenue, primarily our Research and Development and General and Administrative expenses, as we continue to leverage our expenses with greater sales volume.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus income tax expense, interest expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(9,059)	$(11,098)	$(19,932)	$(21,283)
Interest expense	1,731	735	3,463	1,386
Income tax expense	46	49	88	74
Depreciation and amortization	7,419	7,294	14,614	14,037
Stock-based compensation expense	1,339	1,749	2,880	3,855
Foreign currency transaction (gain) loss	(874)	972	(847)	552
Adjusted EBITDA	$602	$(299)	$266	$(1,379)
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash-flow from operations, the proceeds from our stock offerings and convertible note issuance, and availability under our revolving credit facility (which may vary due to changes in our borrowing base). To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
As of June 30, 2017, our cash and cash equivalents were $36.5 million as compared to $45.5 million as of December 31, 2016. Our outstanding long-term indebtedness included the carrying value of the Notes of $38.0 million and the capital lease obligation of $34.4 million at June 30, 2017. In addition, we had no borrowings outstanding under our credit facility. We had working capital of $111.3 million as of June 30, 2017 compared to $115.9 million as of December 31, 2016.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(8,185)	$(16,057)
Net cash used in investing activities	(9,002)	(18,920)
Net cash provided by financing activities	7,853	20,376
Effect of exchange rate on cash	369	(209)
Net change in cash and cash equivalents	$(8,965)	$(14,810)
Cash Used in Operating Activities
Net cash used in operating activities decreased $7.9 million to $8.2 million for the six months ended June 30, 2017 from $16.1 million for the six months ended June 30, 2016. The decrease in net cash used in operations was primarily the result of the improvement in net loss in in the first half of 2017 combined with improved collections and a reduction in inventory spending compared to the prior period.
Cash Used in Investing Activities
Net cash used in investing activities decreased $9.9 million to $9.0 million for the six months ended June 30, 2017 from $18.9 million for the six months ended June 30, 2016. The decrease in net cash used in investing activities was primarily due to leasehold build-out costs incurred in the first half of 2016 related to our new corporate headquarters and operations facilities, which did not recur in the first half of 2017 and a reduction in the amount of surgical instruments purchased in 2017. Cash used from investing activities for the six months ended June 30, 2016 also included a milestone payment of approximately $1.3 million following the clearance of our CE Marking from the Notified Body (BSI Group) with respect to our RHINE™ cervical arthroplasty solution intended for markets outside the United States. This milestone payment did not recur during the six months ended June 30, 2017.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $12.5 million to $7.9 million for the six months ended June 30, 2017 from $20.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, proceeds received from the exercises of employee stock options totaled approximately $8.3 million compared to $0.9 million for the six months ended June 30, 2016. In addition, there were no borrowing under the bank line of credit during the six months ended June 30, 2017 compared to borrowings of $19.5 million during the six months ended June 30, 2016.
Capital Expenditures
Our capital expenditures were $9.0 million and $22.1 million for the six months ended June 30, 2017 and 2016, respectively, consisting of consigned instrumentation to support surgical sales and expansion of our global distribution network. During the six months ended June 30, 2016 our capital expenditures also included an increase in property, plant and equipment including software and equipment expenditures to support logistics and administrative functions related to our move to the corporate headquarters and operating facilities which was completed in 2016.
We expect capital expenditures for the purchase of additional surgical instruments to increase as we continue to expand our global distribution network in 2017. However, we expect an overall decline in capital expenditures for 2017 compared to 2016 because the build-out and equipment expenditures incurred in 2016 in connection with our new corporate headquarters and operations facilities are not expected to recur.
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
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at June 30, 2017.
As of June 30, 2017, we had approximately $49.0 million of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on the corporate headquarters and operations facilities lease.
Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our condensed consolidated financial statements as they occur.
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three and six months ended June 30, 2017.
Recently Issued Accounting Pronouncements
Please see “Note 1 - General and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” for additional information.
Deformity Business Seasonality and Other Quarterly Fluctuations in Revenue
Our revenue is typically higher in the late Spring and Summer and in the fourth quarter of our fiscal year, driven by higher sales of our complex spine products, which is influenced by the higher incidence of adolescent surgeries during these periods coinciding with the beginning of summer vacation and holiday periods. In addition, our international revenue fluctuates quarterly based on the timing of product registrations, expansion to new markets and product orders from our international distribution partners.

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
Interest Rate Risk
The interest rate on our convertible senior notes is fixed therefore we are not exposed to interest rate risk with respect to these notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a 10% change in interest rates would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of June 30, 2017, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction gain (loss) of $0.9 million and $(1.0) million during the three months ended June 30, 2017 and 2016, respectively, compared to $0.8 million and $(0.6) million during the six months ended June 30, 2017 and 2016, respectively.

The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (loss) of $1.2 million and $(1.4) million in the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $(2.2) million during the six months ended June 30, 2017 and 2016, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.9% of our revenue for both the three months ended June 30, 2017 and 2016 compared to 14.9% and 14.5% of our revenue for the six months ended June 30, 2017 and 2016, respectively. In addition, our revenue from such customers represented 33.2% and 33.1% of our net outstanding accounts receivable at June 30, 2017 and June 30, 2016, respectively.

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
We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2017, our disclosure controls and procedures, were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
We are currently an “emerging growth company” and take advantage of certain reduced disclosure requirements applicable to “emerging growth companies”. We expect to lose our status as an “emerging growth company” at the end of fiscal 2017 and may incur additional costs in order to comply with additional disclosure requirements applicable to non-EGCs.
We are currently an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not EGCs. In particular, while we remain an EGC (1) we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we are exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we are not required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
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
We also currently take advantage of the reduced disclosure requirements regarding executive compensation. While we remain an EGC, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act.
Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2017, we expect to lose our status as an EGC as of December 31, 2017. Once we cease to be an EGC, we will no longer be able to take advantage of these exemptions and relief from various reporting requirements, such as the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and expect to incur additional costs in order to comply with these requirements.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
During the period April 1, 2017 to June 30, 2017, we issued an aggregate of 2,522 shares of our common stock under the 2010 independent agent stock option plan to agents or other non-employees upon exercise of stock options for aggregate consideration of approximately $23,000.
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

K2M Group Holdings, Inc. (Registrant)

August 1, 2017	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer

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