Form 10-Q
period 2017-09-30
K2M GROUP HOLDINGS, INC.
filed 2017-11-01
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, on October 26, 2017 was 43,328,527.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

•	our ability to achieve or sustain profitability in the future;

•	our ability to demonstrate to spine surgeons the merits of our products and attract and retain their use of our products;

•	pricing pressures and our ability to compete effectively in our industry;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting the safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•
our ability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors and their level of sales or distribution activity with respect to our products;

•	proliferation of physician-owned distributorships (“PODs”) in our industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions to our corporate headquarters and operations facilities or critical information technology systems or those of our suppliers, distributors or surgeon users;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our sales agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of a fiscal year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indentures governing our convertible senior notes and our credit facility;

•	continuing worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock price;

•	our lack of current plans to pay cash dividends;

•	our ability to take advantage of certain reduced disclosure requirements and exemptions as a result of being an emerging growth company;

•	increased costs to comply with additional regulations and requirements as a result of no longer qualifying as an emerging growth company (“EGC”) as of December 31, 2017;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
We believe these factors include but are not limited to those described under Item 1A - Risk Factors included in our Annual Report on Form 10-K dated December 31, 2016 as updated under the heading “Part II: Item IA. Risk Factors” in this quarterly report on Form 10-Q and by our other Securities and Exchange Commission filings and the above risks, uncertainties and factors. We operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,941	$45,511
Accounts receivable, net	45,032	46,430
Inventory, net	72,389	61,897
Prepaid expenses and other current assets	7,516	6,147
Total current assets	158,878	159,985
Property, plant and equipment, net	49,927	50,714
Goodwill	121,814	121,814
Intangible assets, net	17,247	22,758
Other assets, net	30,729	28,254
Total assets	$378,595	$383,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,083	$973
Accounts payable	22,316	15,367
Accrued expenses	18,505	15,673
Accrued payroll liabilities	9,990	12,068
Total current liabilities	51,894	44,081
Convertible senior notes	38,584	36,894
Capital lease obligation, net of current maturities	34,104	34,933
Deferred income taxes, net	5,017	5,017
Other liabilities	301	1,032
Total liabilities	129,900	121,957
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,343,567 and 42,291,352 shares issued and 43,327,602 and 42,282,741 shares outstanding, respectively	43	42
Additional paid-in capital	487,791	474,512
Accumulated deficit	(239,478)	(211,081)
Accumulated other comprehensive loss	650	(1,771)
Treasury stock, at cost, 15,965 and 8,611 shares, respectively	(311)	(134)
Total stockholders’ equity	248,695	261,568
Total liabilities and stockholders’ equity	$378,595	$383,525

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$62,653	$59,310	$190,230	$174,843
Cost of revenue	20,425	19,512	64,426	58,747
Gross profit	42,228	39,798	125,804	116,096
Operating expenses:
Research and development	5,360	5,199	16,170	15,989
Sales and marketing	29,557	27,384	91,273	84,132
General and administrative	14,659	13,312	42,937	41,343
Total operating expenses	49,576	45,895	150,380	141,464
Loss from operations	(7,348)	(6,097)	(24,576)	(25,368)
Other expense, net:
Foreign currency transaction gain (loss)	671	(547)	1,518	(1,099)
Interest expense	(1,748)	(1,319)	(5,211)	(2,705)
Total other expense, net	(1,077)	(1,866)	(3,693)	(3,804)
Loss before income taxes	(8,425)	(7,963)	(28,269)	(29,172)
Income tax expense (benefit)	40	(53)	128	21
Net loss	$(8,465)	$(7,910)	$(28,397)	$(29,193)
Basic and diluted	$(0.20)	$(0.19)	$(0.67)	$(0.70)
Weighted average shares outstanding:
Basic and diluted	43,009,015	41,940,370	42,627,985	41,639,609
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8,465)	$(7,910)	$(28,397)	$(29,193)
Other comprehensive income (loss):
Foreign currency translation adjustment	853	(608)	2,421	(2,803)
Other comprehensive income (loss)	853	(608)	2,421	(2,803)
Comprehensive loss	$(7,612)	$(8,518)	$(25,976)	$(31,996)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2016	42,291,352	$42	8,611	$(134)	$474,512	$(211,081)	$(1,771)	$261,568
Net loss	—	—	—	—	—	(28,397)		(28,397)
Other comprehensive income	—	—	—	—	—	—	2,421	2,421
Stock-based compensation expense	—	—	—	—	4,322	—	—	4,322
Issuances and exercise of stock-based compensation benefit plans, net of income tax	1,052,215	1	7,354	(177)	8,957	—	—	8,781
Balance at September 30, 2017	43,343,567	$43	15,965	$(311)	$487,791	$(239,478)	$650	$248,695

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(28,397)	$(29,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,424	21,452
Provision for inventory reserves	3,187	2,817
Provision for allowance for doubtful accounts	196	(18)
Stock-based compensation expense	4,322	5,381
Accretion of discounts and amortization of issuance costs of convertible senior notes	1,748	558
Other	(14)	(33)
Changes in operating assets and liabilities:
Accounts receivable	2,444	(5,292)
Inventory	(9,510)	(6,466)
Prepaid expenses and other assets	(8,200)	(7,636)
Accounts payable, accrued expenses, and accrued payroll liabilities	4,092	3,442
Net cash used in operating activities	(8,708)	(14,988)
Investing activities
Purchase of surgical instruments	(7,199)	(10,986)
Purchase of property, plant and equipment	(3,242)	(16,338)
Changes in cash restricted for leasehold improvements	—	6,153
Purchase of intangible assets	(1,050)	(1,282)
Net cash used in investing activities	(11,491)	(22,453)
Financing activities
Borrowings on bank line of credit	—	19,500
Payments on bank line of credit	—	(19,500)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	47,575
Principal payments under capital lease	(719)	—
Issuances and exercise of stock-based compensation benefit plans, net of income tax	8,781	1,262
Net cash provided by financing activities	8,062	48,837
Effect of exchange rate changes on cash and cash equivalents	567	75
Net change in cash and cash equivalents	(11,570)	11,471
Cash and cash equivalents at beginning of period	45,511	34,646
Cash and cash equivalents at end of period	$33,941	$46,117

Significant non-cash investing activities
Leasehold improvements under capital lease	$—	$598
Additions to property, plant and equipment	$250	$—

Significant non-cash financing activities
Deferred convertible senior notes issuance costs	$—	$486

Cash paid for:
Income taxes	$132	$177
Interest	$2,190	$339
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Ended September 30, 2017 and 2016
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of future results. All information as of September 30, 2017 and for the three and nine month periods ending September 30, 2017 and 2016 within these notes to the condensed consolidated financial statements is unaudited.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes due 2036 (the “Notes”). The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of September 30, 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.

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
Accounting Pronouncements we will adopt in 2018 and later periods:
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, the guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The amendments in this guidance will be applied prospectively. We will adopt the new standard effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations or cash flows.
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
We will adopt the new standard effective January 1, 2018. We continue to evaluate the impact of the standard and have not yet determined the method of our adoption. Presently we and our advisors are reviewing a representative sample of existing revenue contracts with customers in relation to the requirements of this guidance. Other than the inclusion of incremental disclosures, we do not expect the new revenue guidance to have a material impact on our consolidated financial condition, results of operations and cash flows based on our assessment to date.
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
2.    ACCOUNTS RECEIVABLE
The following table summarizes accounts receivable, net of allowances:

	September 30, 2017	December 31, 2016
Accounts receivable	$47,528	$48,664
Allowances	(2,496)	(2,234)
Accounts receivable, net	$45,032	$46,430
3.    INVENTORY
The following table summarizes inventory, net of allowances:

	September 30, 2017	December 31, 2016
Finished goods	$109,785	$96,619
Inventory allowances	(37,396)	(34,722)
Inventory, net	$72,389	$61,897
Inventory includes surgical instruments available for sale with a carrying value of $9,018 and $9,874 at September 30, 2017 and December 31, 2016, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	September 30, 2017	December 31, 2016
Restricted cash	$—	$61
Prepaid expenses	3,772	2,666
Other	3,744	3,420
Total	$7,516	$6,147

5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	September 30, 2017	December 31, 2016
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	20,229	20,051
Equipment	3-5 years	4,181	3,817
Software	3 years	7,326	4,989
Computer equipment	3 years	1,173	1,070
Furniture and office equipment	5-7 years	3,811	3,696
Vehicles and other	3 years	847	832
Total		64,036	60,924
Less accumulated depreciation and amortization		(14,109)	(10,210)
Property, plant and equipment, net		$49,927	$50,714

Depreciation and amortization expense for property, plant and equipment was $1,522 and $1,374 for the three months ended September 30, 2017 and 2016, respectively, and $4,327 and $3,526 for the nine months ended September 30, 2017 and 2016, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for each of the three months ended September 30, 2017 and 2016 and $1,247 for each of the nine months ended September 30, 2017 and 2016. Interest expense on the capital lease obligation was $572 and $554 for the three months ended September 30, 2017 and 2016, respectively, and $1,728 and $1,700 for the nine months ended September 30, 2017 and 2016, respectively.

6.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	September 30, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	240	—	240
Subtotal		14,040	—	14,040
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,689)	311
Licensed technology	4 - 6 years	52,600	(52,575)	25
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	4,352	(1,481)	2,871
Subtotal		148,652	(145,445)	3,207
Intangible assets, net		$162,692	$(145,445)	$17,247

	December 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	220	—	220
Subtotal		14,020	—	14,020
Subject to amortization
Developed technology	4 - 6 years	62,000	(58,026)	3,974
Licensed technology	4 - 6 years	52,600	(52,475)	125
Customer relationships	4 - 7 years	29,700	(27,048)	2,652
Patents and other	2 - 17 years	3,302	(1,315)	1,987
Subtotal		147,602	(138,864)	8,738
Intangible assets, net		$161,622	$(138,864)	$22,758
Amortization expense of intangible assets was $1,836 and $2,594 for the three months ended September 30, 2017 and 2016, respectively, and $6,581 and $7,781 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the expected amortization expense for the remainder of 2017 and the following four years and thereafter is as follows:

September 30, 2017
2017	$210
2018	346
2019	328
2020	302
2021	244
Thereafter	1,777
Total	$3,207
7.    OTHER ASSETS
Other assets consist of the following:

	September 30, 2017	December 31, 2016
Surgical instruments, net	$26,485	$24,810
Restricted cash	3,016	2,262
Other	1,228	1,182
Total	$30,729	$28,254
Surgical instruments are stated net of accumulated amortization and allowances of $41,790 and $34,191 at September 30, 2017 and December 31, 2016, respectively. Amortization expense was $2,502 and $2,517 for the three months ended September 30, 2017 and 2016, respectively, and $7,670 and $7,431 for the nine months ended September 30, 2017 and 2016, respectively.
Restricted cash balances represent deposits made on pending bids or contracts with customers.

8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
Accrued commissions	$7,447	$6,607
Accrued royalties	3,062	3,495
Other	7,996	5,571
Total	$18,505	$15,673
9.        DEBT
Convertible Senior Notes
On August 11, 2016, we issued $50,000 aggregate principal amount of the Notes. The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017 and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of $47,091, after deducting underwriting discounts and commissions and offering expenses of $2,909. The Notes are governed by an indenture between the Company and the Bank of New York Mellon.
The Notes are senior, unsecured obligations and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Interest expense related to the Notes was $1,096 and $558 for the three months ended September 30, 2017 and 2016, respectively, and $3,237 and $558 for the nine months ended September 30, 2017 and 2016, respectively. These amounts included accretion expense of the debt discounts of $580 and $277 for the three months ended September 30, 2017 and 2016, respectively, and $1,689 and $277 for the nine months ended September 30, 2017 and 2016, respectively. The Notes have been classified as long-term debt on our condensed consolidated balance sheet. As of September 30, 2017, the fair value of the Notes was $44,692.
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. On October 6, 2017, we entered into an amendment to the credit agreement, which extended its maturity date from April 26, 2018 to April 26, 2019, among other changes. As amended, the credit facility consists of revolving credit facility of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. As of September 30, 2017, we had no outstanding borrowings on the revolving credit facility.
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries of not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at September 30, 2017.
Interest expense related to the credit agreement was $31 and $194 for the three months ended September 30, 2017 and 2016, respectively, and $92 and $406 for the nine months ended September 30, 2017 and 2016, respectively, which included amortization expense of loan issuance fees of $31 and $51 for the three months ended September 30, 2017 and 2016, respectively, and $92 and $143 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, we had $47,932 of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6,000, representing a security deposit on the corporate headquarters and operations facilities lease.

10.    STOCK-BASED COMPENSATION
As of September 30, 2017, there was a total of 1,411,718 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item, employees and non-employees and type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$29	$44	$108	$124
Research and development	35	85	224	396
Sales and marketing	240	341	942	1,283
General and administrative	1,137	1,057	3,048	3,578
Total	$1,441	$1,527	$4,322	$5,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$684	$819	$2,157	$2,135
Restricted stock	594	346	1,353	692
Restricted stock units (“RSUs”)	81	262	487	2,261
Employee Stock Purchase Plan	82	100	325	293
Total	$1,441	$1,527	$4,322	$5,381
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016(2)	3,685,125	$12.45	6.05	$29,142
Granted	407,823	22.73
Exercised	(824,165)	10.23
Expired	(4,904)	8.03
Forfeited	(66,302)	18.02
Outstanding at September 30, 2017	3,197,577	$14.23	6.12	$23,677
Vested:
At September 30, 2017	2,334,856	$12.29	5.09	$20,244
Vested or expected to vest:
At September 30, 2017(3)	3,123,585	$14.30	6.17	$22,890
(1) Calculated using the fair market value per-share of our common stock as of September 30, 2017 and December 31, 2016 of $21.21 and $20.04, respectively.
(2) The total includes 980,671 performance-based options at December 31, 2016 which had not vested based on their performance criteria.
(3) Outstanding options, net of expected forfeitures.

A summary of restricted stock and RSU activity during the nine months ended September 30, 2017 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Vested (1)	(80,384)	17.39		(68,001)	15.06
Granted	131,562	22.81		32,636	21.83
Forfeited	(3,999)	14.38		—	—
Non-vested at September 30, 2017	265,684	$19.46	2.24	44,092	$17.37	2.49
Vested:
At September 30, 2017	—	$—		—	$—
Vested or expected to vest:
At September 30, 2017	265,684	$19.46	2.24	44,092	$17.37	2.49
(1) Vested shares include 7,354 shares of restricted stock returned to us in lieu of withholding taxes and are reflected as Treasury Stock.
11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. These agreements may require up-front payments, milestone payments and/or royalties, if applicable. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. As of September 30, 2017, the aggregate amount of these future payments, assuming achievement of applicable milestones and non-cancellation, as determinable was $895 over a period not less than five years. Royalties ranging from 2% to 10% of net sales may be due on the sale of related products. Some of the agreements contain minimum annual royalty amounts.
As of September 30, 2017, we have purchased or licensed certain proprietary technology under which agreements could require us to make additional aggregate payments of up to $15,565 should certain milestones be met, including milestones related to regulatory applications and approvals. In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively.
Legal Contingencies
The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices or other contingencies in the ordinary course of our business. We are not aware of any pending or threatened legal proceeding against us that are expected to have a material adverse effect on our business, operating results or financial condition. However, we are a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within our control.
12.     RELATED PARTIES
On January 30, 2017, pursuant to an underwritten public offering, Welsh, Carson, Anderson & Stowe XI, L.P., and certain of its affiliates completed the sale of an additional 4,000,000 shares of our common stock. We incurred transaction fees of approximately $225 which are reflected as general and administrative expenses for the nine months ended September 30, 2017. We did not receive any proceeds from the sale of these shares.
13.    INCOME TAXES
The provision for income taxes includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended September 30, 2017 and 2016, the income tax expense (benefit) was $40 and $(53), respectively, resulting in an effective tax rate of (0.5)% and 0.7%, respectively. For the nine months ended September 30, 2017 and 2016, income tax expense was $128 and $21, respectively, resulting in an effective tax rate of (0.4)% and (0.1)%, respectively. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.

14.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss per common share:
Net loss	$(8,465)	$(7,910)	$(28,397)	$(29,193)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	43,009,015	41,940,370	42,627,985	41,639,609
Basic and diluted loss per common share	$(0.20)	$(0.19)	$(0.67)	$(0.70)
The following outstanding securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	3,197,577	3,741,779	3,197,577	3,741,779
Restricted stock	265,684	78,073	265,684	78,073
RSUs	44,092	218,505	44,092	218,505
As discussed in Note 9, in August 2016, we issued $50,000 aggregate principal amount of Notes. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of Notes is excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2017 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Conversion of Notes	2,707,852	2,917,165	2,707,852	2,917,165
15.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 22.6% and 23.5% of total revenue for the three and nine months ended September 30, 2017; however, revenue earned in any individual foreign country was below 10% of our consolidated revenue.

The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$48,474	$45,978	$145,456	$133,409
International	14,179	13,332	44,774	41,434
Total	$62,653	$59,310	$190,230	$174,843
We classify sales within the United States into three categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of our international revenue is derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for our international revenue among the three product categories. These sales transactions are settled when we ship the product to the distributor.
The following table represents domestic revenue by current procedure category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Complex spine	$20,047	$19,516	$57,525	$53,981
Minimally invasive	7,694	6,767	24,351	20,653
Degenerative and other	20,733	19,695	63,580	58,775
	48,474	45,978	145,456	133,409
International	14,179	13,332	44,774	41,434
Total	$62,653	$59,310	$190,230	$174,843

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the cautionary statements under the heading “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as updated under the heading “Part II: Item IA. Risk Factors” in this quarterly report on Form 10-Q and by our other Securities and Exchange Commission filings. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Special Note Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.
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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of September 30, 2017, our U.S. sales force consisted of 120 direct sales employees and 100 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 38 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, through independent sales agencies in Italy and Canada and with independent distributors in other markets such as Australia, Spain and Japan. For the three and nine months ended September 30, 2017, international sales accounted for approximately 22.6% and 23.5% of our revenue, respectively. As of September 30, 2017, our international sales force consisted of 39 direct sales employees, 10 independent sales agencies and 23 independent distributors.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to these distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product line extensions. During the three and nine months ended September 30, 2017, revenue denominated in currencies other than in U.S. dollars represented less than 10% of our consolidated revenue.
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
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions, catastrophes or other disruptions or conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursements in the U.S. and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue	$62,653	$59,310	$190,230	$174,843
Cost of revenue	20,425	19,512	64,426	58,747
Gross profit	42,228	39,798	125,804	116,096
Operating expenses:
Research and development	5,360	5,199	16,170	15,989
Sales and marketing	29,557	27,384	91,273	84,132
General and administrative	14,659	13,312	42,937	41,343
Total operating expenses	49,576	45,895	150,380	141,464
Loss from operations	(7,348)	(6,097)	(24,576)	(25,368)
Other expense, net:
Foreign currency transaction gain (loss)	671	(547)	1,518	(1,099)
Interest expense	(1,748)	(1,319)	(5,211)	(2,705)
Total other expense, net	(1,077)	(1,866)	(3,693)	(3,804)
Loss before income tax expense	(8,425)	(7,963)	(28,269)	(29,172)
Income tax expense (benefit)	40	(53)	128	21
Net loss	$(8,465)	$(7,910)	$(28,397)	$(29,193)
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(In thousands)
United States	$48,474	$45,978	$2,496	5.4%
International	14,179	13,332	847	6.4%
Total revenue	$62,653	$59,310	$3,343	5.6%
Total revenue increased $3.4 million, or 5.6%, to $62.7 million for the three months ended September 30, 2017 from $59.3 million for the three months ended September 30, 2016. The increase in revenue was primarily driven by $8.9 million in sales volume from new surgeon users in the United States, partially offset by a decrease in revenues from our existing U.S. and U.K. customer base and a reduction of revenue in Japan.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended September 30,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$20,047	$19,516	$531	2.7%
Minimally invasive	7,694	6,767	927	13.7%
Degenerative and other	20,733	19,695	1,038	5.3%
Total U.S. revenue	$48,474	$45,978	$2,496	5.4%

U.S. revenue increased $2.5 million, or 5.4%, to $48.5 million for the three months ended September 30, 2017 from $46.0 million for the three months ended September 30, 2016. Sales in our complex spine, MIS and degenerative and other categories represented 41.4%, 15.9% and 42.7% of U.S. revenue, respectively, for the three months ended September 30, 2017, compared to 42.4%, 14.7% and 42.9% of U.S. revenue, respectively, for the three months ended September 30, 2016. The overall U.S. revenue growth was driven by new surgeon users representing $8.9 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $0.5 million primarily reflects increased surgeon usage of our EVEREST(R) systems of $1.3 million and a $0.3 million increase in use of our NILE(R) alternative fixation system, partially offset by decreased usage of our MESA deformity spinal system®. Minimally invasive growth of $0.9 million primarily reflects increased surgeon usage of our CASCADIA™ interbody devices of $0.9 million. Degenerative and other growth of $1.0 million primarily reflects surgeon usage of our CASCADIA interbody devices of $1.2 million and increased usage of our SAHARA(R) AL expandable stabilization system of $0.3 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $0.9 million, or 6.4%, to $14.2 million for the three months ended September 30, 2017 from $13.3 million for the three months ended September 30, 2016. International revenue growth was driven by increased revenue in Denmark and Italy, primarily reflecting increased implant replenishment purchases.
Cost of Revenue
Cost of revenue increased $0.9 million, or 4.7%, to $20.4 million for the three months ended September 30, 2017 from $19.5 million for the three months ended September 30, 2016. The increase was primarily due to increased sales volume. Instrument amortization expenses were $3.5 million for each of the three months ended September 30, 2017 and 2016.
Gross Profit
Gross profit increased as a percentage of revenue to 67.4% for the three months ended September 30, 2017 from 67.1% for the three months ended September 30, 2016. The increase in gross profit as a percentage of revenue is primarily due to increased capitalization of overhead costs to inventory as a result of the timing of our inventory purchasing.
Research and Development
Research and development expenses increased $0.2 million, or 3.1% to $5.4 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016. This increase was primarily due to spending on prototypes, testing and patent fees in support of new product development.
Sales and Marketing
Sales and marketing expenses increased $2.2 million, or 7.9%, to $29.6 million for the three months ended September 30, 2017 from $27.4 million for the three months ended September 30, 2016. The increase was primarily due to an increase in sales commissions to our independent sales agents as a result of increased sales volume, increased spending on travel, sales related shipping, and higher marketing and advertising costs.
General and Administrative
General and administrative expenses increased $1.4 million, or 10.1%, to $14.7 million for the three months ended September 30, 2017 from $13.3 million for the three months ended September 30, 2016. The increase was primarily due to increases in legal expenses, accounting fees and payroll and related expenses, partially offset by a reduction in depreciation and amortization. General and administrative expenses include amortization of intangible assets of $1.8 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively.
Other Expense, net
Other expense, net, decreased $0.8 million, or 42.3%, to $1.1 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016. The decrease in other expense, net was primarily attributable to an increase of $1.2 million in unrealized gains from foreign currency remeasurement on intercompany payable balances, partially offset by an increase in interest expense of $0.4 million on the Notes.
Net Loss
Net loss increased $0.6 million, or 7.0% to $8.5 million for the three months ended September 30, 2017 from $7.9 million for the three months ended September 30, 2016. The increase in net loss was primarily the result of increases selling and marketing expenses due to the increase in revenue and general and administrative expenses for the events discussed above partially offset by the reduction in other expense, net and the improvement in gross profit.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,
	2017	2016	$ Increase	% Change
	(In thousands)
United States	$145,456	$133,409	$12,047	9.0%
International	44,774	41,434	3,340	8.1%
Total revenue	$190,230	$174,843	$15,387	8.8%
Total revenue increased $15.4 million, or 8.8%, to $190.2 million for the nine months ended September 30, 2017 from $174.8 million for the nine months ended September 30, 2016. The increase in revenue was primarily driven by $16.0 million in greater sales volume from new surgeon users in the United States and increases in Australia, Italy and Colombia, partially offset by a decrease in revenue from our existing customer base in the United States.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Nine Months Ended September 30,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$57,525	$53,981	$3,544	6.6%
Minimally invasive	24,351	20,653	3,698	17.9%
Degenerative and other	63,580	58,775	4,805	8.2%
Total U.S. revenue	$145,456	$133,409	$12,047	9.0%
U.S. revenue increased $12.1 million, or 9.0%, to $145.5 million for the nine months ended September 30, 2017 from $133.4 million for the nine months ended September 30, 2016. Sales in our complex spine, MIS and degenerative and other categories represented 39.5%, 16.7% and 43.8% of U.S. revenue, respectively, for the nine months ended September 30, 2017, compared to 40.5%, 15.5% and 44.0% of U.S. revenue, respectively, for the nine months ended September 30, 2016. The overall U.S. revenue growth was driven by new surgeon users representing $16.0 million of revenue and from the mix of products sold, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $3.5 million reflects increased surgeon usage of our EVEREST and CASCADIA systems of $4.3 million and $1.2 million, respectively, partially offset by decreased usage of our MESA deformity spinal system. MIS growth of $3.7 million primarily reflects increased surgeon usage of our CASCADIA interbody devices featuring Lamellar 3D Titanium Technology of $3.1 million. Degenerative and other growth of $4.8 million primarily reflects increased surgeon usage of our CASCADIA interbody devices of $5.1 million and increased surgeon usage of our biomaterials offering of $1.8 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $3.4 million, or 8.1%, to $44.8 million for the nine months ended September 30, 2017 from $41.4 million for the nine months ended September 30, 2016. International revenue growth was driven by increased revenue in Australia, Italy and Colombia, primarily reflecting increased implant replenishment purchases.
    Cost of Revenue

Cost of revenue increased $5.7 million, or 9.7%, to $64.4 million for the nine months ended September 30, 2017 from $58.7 million for the nine months ended September 30, 2016. The increase was primarily due to increased sales volume, increases in production supplies associated with increased demand for our sterile packaged products, higher inventory reserve allowance, primarily on our PEEK family of products, and the absence of expected one-time recoveries of the medical device excise tax of $0.9 million we realized in the nine months ended September 30, 2016. Instrument amortization expense increased $0.3 million, or 3.7%, to $10.5 million in the nine months ended September 30, 2017 from $10.2 million for the nine months ended September 30, 2016.
Gross Profit
Gross profit decreased as a percentage of revenue to 66.1% for the nine months ended September 30, 2017 from 66.4% for the nine months ended September 30, 2016. The decrease in gross profit as a percentage of revenue is primarily due to geographical and product mix experienced during the nine months ended September 30, 2017.
Research and Development
Research and development expenses increased $0.2 million, or 1.1%, to $16.2 million for the nine months ended September 30, 2017 from $16.0 million for nine months ended September 30, 2016. This increase was primarily due to spending on prototypes, testing and patent fees in support of new product development.
Sales and Marketing
Sales and marketing expenses increased $7.2 million, or 8.5%, to $91.3 million for the nine months ended September 30, 2017 from $84.1 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in sales commissions as a result of the increased sales volume and higher shipping and related expense.
General and Administrative
General and administrative expenses increased $1.6 million, or 3.9%, to $42.9 million for the nine months ended September 30, 2017 from $41.3 million for the nine months ended September 30, 2016. The increase was primarily due to increased legal and accounting fees and higher payroll and related expenses, partially offset by a reduction in depreciation and amortization. General and administrative expenses included amortization of intangible assets of $6.6 million and $7.8 million in the nine months ended September 30, 2017 and 2016, respectively.
Other (Expense) Income, net
Other expense, net, decreased $0.1 million, or 2.9% to $3.7 million, for the nine months ended September 30, 2017 from $3.8 million for the nine months ended September 30, 2016. The decrease in other expense, net was primarily attributable to an increase of $2.7 million in unrealized gains from foreign currency remeasurement on intercompany payable balances, partially offset by an increase in interest expense of $2.5 million on the Notes.
Net Loss
Net loss decreased $0.8 million, or 2.7% to $28.4 million for the nine months ended September 30, 2017 from $29.2 million for the nine months ended September 30, 2016. The decrease in our net loss was primarily attributable to lower operating expenses as a percentage of revenue, primarily our research and development and general and administrative expenses, as we continue to leverage our expenses with greater sales volume.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus income tax expense (benefit), interest expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net loss	$(8,465)	$(7,910)	$(28,397)	$(29,193)
Interest expense	1,748	1,319	5,211	2,705
Income tax expense (benefit)	40	(53)	128	21
Depreciation and amortization	6,810	7,415	21,424	21,452
Stock-based compensation expense	1,442	1,527	4,322	5,381
Foreign currency transaction (gain) loss	(671)	547	(1,518)	1,099
Adjusted EBITDA	$904	$2,845	$1,170	$1,465
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business, including through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash-flow from operations, the proceeds from our stock issuances and the Notes issuance, and availability under our revolving credit facility (which may vary due to changes in our borrowing base). To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
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
As of September 30, 2017, our cash and cash equivalents were $33.9 million as compared to $45.5 million as of December 31, 2016. At September 30, 2017, our outstanding long-term indebtedness included the carrying value of the Notes of $38.6 million and the capital lease obligation, net of current maturities of $34.1 million. In addition, we had no borrowings outstanding under our credit facility as of September 30, 2017. We had working capital of $107.0 million as of September 30, 2017 compared to $115.9 million as of December 31, 2016.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(8,708)	$(14,988)
Net cash used in investing activities	(11,491)	(22,453)
Net cash provided by financing activities	8,062	48,837
Effect of exchange rate on cash	567	75
Net change in cash and cash equivalents	$(11,570)	$11,471
Cash Used in Operating Activities
Net cash used in operating activities decreased $6.3 million to $8.7 million for the nine months ended September 30, 2017 from $15.0 million for the nine months ended September 30, 2016. The decrease in net cash used in operations was primarily the result of the improvement in net loss combined with the increase in collections of trade accounts receivables offset by an increase in inventory purchases compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities decreased $11.0 million to $11.5 million for the nine months ended September 30, 2017 from $22.5 million for the nine months ended September 30, 2016. The decrease in net cash used in investing activities was primarily from leasehold build-out costs incurred in the first nine months of 2016 related to our new corporate headquarters and operations facilities, which did not recur in 2017 and reductions in purchases of surgical instruments and intangible assets in 2017. We expect net cash used in investing activities for asset and developed technology purchases to increase in the final three months of 2017 compared to similar expenditures incurred during 2016 as we expand our product portfolio to include an FDA-approved cervical static corpectomy cage.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $40.7 million to $8.1 million for the nine months ended September 30, 2017 from $48.8 million for the nine months ended September 30, 2016. The decrease in net cash provided by financing activities was primarily due to issuances of the Notes during the nine months ended September 30, 2016, which did not recur in the comparable period in 2017. This decrease was partially offset from proceeds received from higher issuances and exercise of equity awards during the nine months ended September 30, 2017.
Capital Expenditures
Our capital expenditures were $10.4 million and $27.3 million for the nine months ended September 30, 2017 and 2016, respectively, consisting of consigned instrumentation to support surgical sales and expansion of our global distribution network. During the nine months ended September 30, 2016 our capital expenditures also included an increase in property, plant and equipment including software and equipment expenditures to support logistics and administrative functions related to our move to the corporate headquarters and operating facilities which was completed in 2016 and a reduction in the amount of surgical instruments purchased compared to in 2017.
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

Indebtedness
Convertible Senior Notes
On August 11, 2016, we issued $50.0 million aggregate principal amount of the Notes. The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017, and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of approximately $47.1 million and used a portion of such proceeds to repay approximately $19.5 million of borrowings under our revolving credit facility. The Notes are governed by an indenture between the Company and The Bank of New York Mellon.
The Notes are senior, unsecured obligations and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
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
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. On October 6, 2017, we entered into an amendment to the credit agreement, which extended its maturity date to April 26, 2019, among other changes. As amended, the credit facility consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million.
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
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at September 30, 2017.
As of September 30, 2017, we had approximately $47.9 million of unused borrowing capacity under the revolving credit facility which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
Off-Balance Sheet Arrangements
As of September 30, 2017, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on the corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three and nine months ended September 30, 2017.
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
Interest Rate Risk
The interest rate on the Notes is fixed therefore we are not exposed to interest rate risk with respect to these notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a change in interest rates of 10% would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries outside of the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of September 30, 2017, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction gain (loss) of $0.7 million and $(0.5) million during the three months ended September 30, 2017 and 2016, respectively, compared to $1.5 million and $(1.1) million during the nine months ended September 30, 2017 and 2016, respectively.
The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income (loss) of $0.9 million and $(0.6) million in the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $(2.8) million during the nine months ended September 30, 2017 and 2016, respectively.
Although our contracts with foreign distributors are denominated and settled in U.S. dollars, these distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.8% of our revenue for the three months ended September 30, 2017 and September 30, 2016 and 14.5% and 14.3% of our revenue for the nine months ended September 30, 2017 and 2016, respectively. In addition, such customers represented 31.2% and 32.0% of our net outstanding accounts receivable at September 30, 2017 and December 31, 2016, respectively.

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
We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2017, our disclosure controls and procedures, were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
We are currently an “emerging growth company” and take advantage of certain reduced disclosure requirements applicable to “emerging growth companies”. We expect to lose our status as an “emerging growth company” at the end of fiscal year 2017 and may incur additional costs in order to comply with additional disclosure requirements applicable to non-EGCs.
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
We also currently take advantage of the reduced disclosure requirements regarding executive compensation and other exemptions including the exemption from the shareholder advisory vote on executive compensation and the exemption from the provisions of Section 404(b) or the Sarbanes-Oxley Act. While we remain an EGC, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act.
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
10.1
Tenth Amendment dated October 6, 2017 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2017 (File No. 001-36443)).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101 SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K2M Group Holdings, Inc. (Registrant)

November 1, 2017	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer