Form 10-K
period 2017-12-31
K2M GROUP HOLDINGS, INC.
filed 2018-03-01
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sale price of $24.36 of the Registrant’s common stock, as reported by the NASDAQ Stock Exchange on such date) was approximately $1.0 billion.
The number of shares the Registrant's common stock outstanding on February 21, 2018 was 43,387,803.
DOCUMENTS INCORPORATED BY REFERENCE
Information included in our definitive proxy statement for our 2018 annual meeting of stockholders scheduled to be held on June 5, 2018 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

K2M GROUP HOLDINGS, INC.
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2017

PART 1
In this Annual Report on Form 10-K, unless the context otherwise requires, references to “K2M Group Holdings, Inc.,” “KTWO,” “we,” “our,” “us” and the “Company” refer to K2M Group Holdings, Inc. together with its subsidiaries.
FORWARD-LOOKING STATEMENTS
This filing contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements:

•	our ability to achieve or sustain profitability in the future;

•	our ability to demonstrate to spine surgeons and hospital customers the merits of our products and to retain their use of our products;

•	pricing pressures and our ability to compete effectively generally;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting the safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

•
our ability to maintain and expand our network of direct sales employees, independent sales agencies and international distributors and their level of sales or distribution activity with respect to our products;

•	proliferation of physician-owned distributorships (“PODs”) in the industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to maintain adequate working relationships with healthcare professionals;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions to our corporate headquarters and operations facilities or critical information technology (“IT”) systems or those of our suppliers, distributors or surgeon users;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to remediate the material weaknesses in our IT general controls;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects associated with the exit of the United Kingdom from the European Union;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of a fiscal year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indenture governing our convertible senior notes and our credit facility;

•	worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	increased costs and additional regulations and requirements as a result of being a public company;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock price;

•	our lack of current plans to pay cash dividends;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
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
Website and Social Media Disclosure
The Company makes available free of charge on its website or provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website, then click on “Financials and Filings--SEC Filings” under the “Investor Relations” heading.
We use our website (www.K2M.com), our corporate Facebook page (www.facebook.com/K2MInc), our corporate LinkedIn page (https://www.linkedin.com/company/K2M), our corporate Twitter account (@K2MInc) and our corporate Instagram account @K2MInc as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about K2M when you enroll your e-mail address by visiting the “Email Alerts” section of our website at http://investors.K2M.com/email-alerts. The contents of our website and social media channels are not, however, a part of this report.
TRADEMARKS AND SERVICE MARKS
ALEUTIAN, Balance ACS, BACS, BLUE RIDGE, CAPRI, CASCADIA, CHESAPEAKE, Cricket, DENALI, EVEREST, Lamellar 3D Titanium Technology, MESA, MOJAVE, NILE, PALO ALTO, PYRENEES, Rail 4D Technology, RAVINE, RHINE, SAHARA, SANTORINI, SERENGETI, TERRA NOVA, tifix (licensed by D. Wolter), Total Body Balance, YUKON and other trademarks, trade names and service marks of K2M appearing in this Annual Report on Form 10-K are the property of K2M and our affiliates.
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

ITEM 1. BUSINESS

Overview
K2M, Inc. was incorporated in 2004 and began working with leading spine surgeons for the purpose of designing, developing and commercializing innovative and proprietary complex spine technologies and techniques. In 2010, K2M Group Holdings, Inc., an entity then controlled by Welsh, Carson, Andersen & Stowe, acquired K2M, Inc. Certain affiliates of Welsh, Carson, Anderson & Stowe are referred to herein as “WCAS,” and WCAS, and together with the other owners of K2M Group Holdings, Inc. prior to our May 2014 initial public offering, are collectively referred to as our “pre-IPO owners.” Since 2010, we have continued to invest in our business by expanding our global distribution network, including through the investment of additional capital raised from our pre-IPO owners, our initial public offering in May 2014, subsequent public offerings in February and July 2015 and issuance of convertible senior notes in August 2016. As of March 2017, WCAS is no longer a shareholder of K2M Group Holdings, Inc. Until the end of 2017, we were an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the JOBS Act of 2012. Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2017, we no longer qualify as an “emerging growth company” and are no longer exempt from various reporting requirements applicable to other public companies.
We are a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to traditional degenerative spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary minimally invasive surgery (“MIS”) products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times as compared to traditional open access surgical approaches. In addition, we have utilized these core competencies in the design, development and commercialization of a comprehensive portfolio of products designed for use with patients suffering from degenerative spinal conditions.

Our products primarily consist of implants, disposables and instruments which are typically marketed and sold to hospitals for use by spine surgeons. As of December 31, 2017, our product portfolio contains 99 product lines that are used in complex spine, MIS and degenerative surgeries, enabling us to effectively compete in the $10.8 billion global spinal surgery market. We believe many of our products offer simplified surgical techniques and promote improved clinical outcomes for patients, although their quality, safety and efficacy are not yet supported by long-term clinical data.

Across many of our spinal devices, we have begun to apply our Lamellar 3D Titanium Technology, which uses an advanced 3D-printing method to create structures that are considered impractical when using traditional manufacturing techniques. Starting with a titanium powder, spinal devices are grown through the selective application of a high-energy laser beam, allowing for the incorporation of a porosity and surface roughness that we believe, based on pre-clinical data, have associated with bone growth activity.

Our focus on our core competences of complex spine and MIS is highlighted by the fact that 56.1% of our revenue in the United States, including the territory of Puerto Rico, for the year ended December 31, 2017 was derived from the use of our products in complex spine and MIS surgeries. We believe this represents a greater proportion of total revenue devoted to these markets as compared to our competitors. We further believe the proportion of our international revenue derived from complex spine and MIS is even higher than in the United States.

We have also leveraged our core competences into Balance ACS, a comprehensive platform of products, services and research designed to help surgeons achieve three-dimensional spinal balance across the axial, coronal and sagittal planes, with the goal of supporting the full continuum of care continuum to help facilitate quality patient outcomes. The Balance ACS platform, in combination with our technologies, techniques and leadership in the 3D-printing of spinal devices, enables us to compete favorably in the global spinal surgery market.
Some of our key proprietary technologies include:

•
EVEREST: a family of products featuring spinal screw technology for deformity, MIS and degenerative spinal pathologies that we believe, based on internal testing, provides for improved insertion speed, industry-leading pull-out strength and the versatility to accommodate a variety of titanium and cobalt chrome rods of two different diameters, which has been used to treat more than 35,000 patients;

•
MESA: a family of products featuring low-profile spinal screw technology that is used primarily during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, which has been used to treat more than 60,000 patients;

•
CASCADIA: a family of 3D-printed titanium implant technologies that utilizes Lamellar 3D Titanium Technology, which incorporates a porous structure along with rough surfaces to allow for the potential for bony integration throughout the implant and an approximately 70% porosity to mitigate the device’s radiographic signature;

◦
Rail 4D: an innovative “beam-like” implant, used with our proprietary MESA spinal screws, that aids in the restoration of spinal balance while providing enhanced rigidity and significantly greater strength as compared to existing titanium and cobalt chrome rod offerings;

•
Cricket: next generation spinal correction rod reduction instrumentation, used with our proprietary MESA spinal screws, which offers an innovative, 360-degree approach to more easily capture, manipulate and align a deformed spine as compared to traditional deformity correction instrumentation. This instrumentation eliminates the need for reduction screws and allows for simultaneous multi-axial translation and reduction, as well as for quick removal;

•
NILE: an alternative non-pedicle based fixation technology featuring low-profile, robust implants coupled with intuitive and light ergonomic instruments to provide a solution for the most complex deformity cases;

•
MOJAVE PL 3D: a 3D-printed expandable interbody fusion device designed to allow for independent control of the anterior and posterior height in the lumbar spine. Featuring infinite adjustment within the expansion range, the implant may be locked at any desired height and lordosis. Utilizing our Lamellar 3D Titanium Technology, the implant incorporates a porous structure along with rough surfaces to allow for bony ingrowth throughout the endplates;

•
SAHARA AL: a zero-profile expandable interbody with multi-screw fixation, designed to provide stability to the anterior column while featuring a comprehensive range of lordotic adjustments of up to 26 degrees. It is indicated as a standalone device for lordotic angles of 15 degrees or less;

•
CAPRI: a family of corpectomy cage products that provides an innovative solution for stabilization of the spine in cases of vertebral body resections resulting from trauma or tumor. This versatile family of products offers various design configurations, which include 3D-printed (featuring Lamellar 3D Titanium Technology) static and expandable devices that allow for in-situ height and endplate adjustment;

•
RAVINE Lateral: minimally invasive lateral retractor systems, developed to work in conjunction with the CASCADIA Lateral 3D Interbody System, that represents an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach; and

•
RHINE Cervical: a cervical disc system featuring a one-piece compressible polymer core design with dome-shaped, plasma-coated endplates and a central-split keel, with proprietary molding technology incorporated to minimize wear between the polymer core and metal titanium alloy endplates.

We have grown our revenue to $258.0 million in 2017 from $135.1 million in 2012, representing a five-year Compounded Annual Growth Rate (“CAGR”) of 14%. For 2017, 2016 and 2015 our net loss was $37.1 million, $41.7 million and $39.2 million, respectively, and our Adjusted EBITDA was $(0.7) million, $1.4 million and $(0.1) million, respectively. For information about how we calculate Adjusted EBITDA, see Non-GAAP Financial Measures below. We expect to continue to incur additional losses as we invest in the global expansion of our business. As of December 31, 2017, our accumulated deficit was $249.2 million.
We continue to develop and maintain an expanding portfolio of intellectual property, which included 436 issued patents globally and 210 pending patent applications globally as of December 31, 2017. In addition to our current product offerings, we continue to invest in the research and development necessary to design, develop and commercialize new surgical solutions for unmet clinical needs. Our highly efficient product development process utilizes an integrated design team approach that involves collaboration among leading surgeons in their respective specialties, our product management team, our engineers and our clinical and regulatory personnel. We believe that utilizing integrated design teams enables us to develop innovative and differentiated technologies and techniques that meet the needs of the market and allow surgeons and hospitals to better serve their patients. As of December 31, 2017, our product portfolio contains 99 product lines, which include our EVEREST, MESA and CASCADIA technologies, demonstrating our ability to leverage our product development process to rapidly innovate new products.
We currently market or sell our products in the United States and 40 other countries. In 2017, international sales represented approximately 23.5% of our revenue. For information regarding the Company’s revenues and long-lived assets by geographic area, see Note 17 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have made significant investments in building a global hybrid sales organization consisting of direct sales employees, independent sales agencies and distributor partners. As of December 31, 2017, our U.S. sales organization consisted of 117 direct sales employees and 109 independent sales agencies and our international distribution network consisted of 41 direct sales employees, ten independent sales agencies and 25 independent distributors. We expect to continue to invest in the expansion of our global hybrid sales organization. We believe the continued expansion of our sales force will provide us with significant opportunities for future growth as we increase our penetration of existing geographic markets and enter new ones. We do not sell our products through or participate in PODs.
Industry Background
Overview of Spine Anatomy
The spine is the central core of the human skeleton and provides structural support, balance and flexibility to the body. It consists of 24 interlocking bones, called vertebrae, which are stacked on top of one another. The spine is comprised of five regions, of which there are three primary regions: cervical, thoracic and lumbar. There are seven vertebrae in the cervical, or neck, region of the spine, 12 vertebrae in the thoracic, or central, region of the spine, and five vertebrae in the lumbar, or lower back, which is the primary load-bearing region of the spine. The bottom of the spine, comprised of the sacrum and the coccyx, consists of naturally fused vertebrae connected to the hip bones to provide support for the spine. A healthy spine has a natural curvature when viewed from the side and is straight when viewed from the front or back. The cervical and lumbar regions contain forward convex curves referred to as lordosis while the thoracic region contains a backward concave curve referred to as kyphosis. Between each pair of vertebrae is an intervertebral disc that acts as a shock absorber during movement. Vertebrae are paired as motion segments, or levels, and are connected to each other by facet joints in the rear region of the spine that provide flexibility and enable the spine to bend and twist. The back, or posterior, part of each vertebra is comprised of a bony arch called the lamina and the spinous process. Soft tissues, including ligaments, tendons and muscles are attached to these structures, which provide stability to the spinal column and facilitate movement of the spine. The largest load bearing bony structure, which is in the front, or anterior, and middle part of each vertebra, is referred to as the vertebral body. These collective spinal elements serve as a protective cage for the spinal cord, which runs through the center of the spine, or spinal canal, carrying nerves that exit through openings between the vertebrae, or foramen, which run from every area of the body to the brain, delivering sensation and control to the entire body.

Spinous Process
Lamina
Facet
Vertebral Canal
Pedicle
Disc Nucleus
Transverse Foramen
Disc Annulus

Axial View of Vertebral Body

Anatomical Planes of the Human Body
The human body, including the spine, is transected by three primary anatomical planes. The coronal plane divides the body into ventral (front) and dorsal (back) sections. The sagittal plane divides the body into left and right sections. The axial plane divides the body into superior (top) and inferior (bottom) sections. When taken collectively, these planes provide a 360 degree view of each segment of the spine. Each of these spine segments consist of vertebrae that move independently across these three planes. Movement of each of these segments is part of the complex, integrated spinal structure that serves to provide balance for the entire body.
Overview of Spine Disorders
Complex spine pathologies and back pain related to spine disorders are a leading driver of healthcare costs globally. Spine disorders range in severity from mild discomfort and numbness, to curvatures of the spine, extreme pain and paralysis. Spine disorders can be categorized as either complex, which consists of deformity (primarily scoliosis), trauma and tumor, or degenerative.
Spine deformity is any variation in the natural curvature of the spine. The most common form of spine deformity is scoliosis, which is either a lateral or side-to-side curvature of the spine, or an extreme rotation of the vertebral body. Other common types of deformity include hyperlordosis, which is an over-extension of the normal convex curvature of the cervical and lumbar spine, and hyperkyphosis, which is an over-flexion of the normal concave curvature of the thoracic spine.

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
The goals of spine surgery are to reduce patient pain and restore structural support by balancing the head over the pelvis over the lower extremities, while maintaining natural flexibility within the spine, if possible. Surgical options for degenerative spine disorders vary greatly depending on each patient’s unique pathology and include procedures that either

(1) do not use spinal implants or (2) use spinal implants. Decompression procedures are typically performed earlier in the continuum of care and may or may not include the use of spinal implants. These procedures include discectomies and laminectomies, which involve the removal of part of a damaged disc or lamina in order to relieve pressure on the spinal nerves. Decompression procedures may occasionally result in spinal instability due to the removal of these spinal elements and as a result require the utilization of spinal implants.
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
Market Opportunity
According to iData, the global spine surgery market was estimated at approximately $10.8 billion in 2017:

	2017 Estimated Global Spine Market Size (dollars in millions)
	United States	Europe	Asia/ Pacific	Latin America	Total
Complex Spine	$1,046	$184	$315	$129	$1,674
MIS (Degenerative)	1,270	93	140	30	1,533
Degenerative Spine	3,961	867	1,229	357	6,414
Spine Implants and Instrumentation	$6,277	$1,144	$1,684	$516	$9,621
Biomaterials (1)	947	83	193	(2)	1,223
Total	$7,224	$1,227	$1,877	$516	$10,844

(1) We report revenue related to the sale of biomaterials as part of our complex spine, MIS and degenerative spine revenue categories.
Source: iData Research, Inc.

(2) Not included in market sizing estimates

Overviews of the global spine markets in which we compete, and their associated growth drivers, are as follows:

Complex Spine

The approximately $1.7 billion global complex spine market includes technologies and techniques used to treat cases of spine deformity, trauma and tumor, including those treated through a minimally invasive approach. While many advancements in the treatment of complex spine disorders have been made, considerable challenges and limitations associated with performing complex spine surgery remain. For example, many of the spinal implants and instruments currently used to perform complex spine surgeries are not designed to sufficiently address the variable and unpredictable nature of complex spine surgeries caused by the different sizes, shapes, densities and growth characteristics of each individual spine. It is not always possible for spine surgeons to anticipate which of these variables will be present in any given spine surgery, which may result in suboptimal patient outcomes and longer procedure times if they do not have the proper spinal implants and instruments readily available during the procedure. Further, many existing complex spine surgery implants, instruments and surgical approaches are not designed to concurrently access multiple levels of the spine through a MIS approach.

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

MIS
The approximately $1.5 billion global MIS market includes technologies and techniques used in treating degenerative spine disorders through minimally invasive approaches to the spine.

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

Degenerative Spine
The approximately $6.4 billion global degenerative spine market includes technologies and techniques used to treat degenerative spine disorders. These technologies and techniques include products such as cervical, thoracic and lumbar spinal fusion devices, interbody devices, motion preservation technologies and vertebral compression fracture devices. We believe that several factors will continue to influence the growth in the global degenerative spine market, including aging patient demographics, increased life expectancies, the desire for maintaining and/or improving lifestyles and demand from patients and surgeons for innovative technologies and techniques that enable simplified surgical procedures, faster procedure times and improved clinical outcomes.

Our Competitive Strengths
Our executive management team is highly experienced in the global spinal surgery industry. We believe this experience and the following competitive strengths have been instrumental to our success and continue to enable us to grow our revenue and market share.

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

•
Highly Efficient Product Development Process. Responding quickly and efficiently to the needs of patients, surgeons and hospitals is central to our culture and critical to our success. Our integrated teams of surgeon advisors, product managers, engineers and clinical and regulatory personnel conceptualize, design and develop potential new products through an iterative process that allows for rapid product development, which has enabled us to commercialize products since our inception. We believe that our integrated approach allows us to (1) quickly assess the market, (2) address evolving patient, surgeon and hospital needs, (3) evaluate new treatment options and (4) accelerate the development of a potential product from concept to commercialization. In 2018, we expect to continue our track record of innovation by introducing an additional five to eight new product lines or line extensions.

•
Global Hybrid Sales Organization. Our global hybrid sales organization continues to expand and included 158 direct sales employees and contractual relationships with 119 independent sales agencies and 25 distributor partners as of December 31, 2017. In addition, we continue to broaden our operational capabilities by investing in implants and surgical instrument inventories and maintaining sales offices in strategic markets worldwide, such as the United Kingdom, Germany and Italy. We believe that our significant global distribution footprint provides us with the opportunity to effectively introduce new products in the markets in which we have a sales presence.

•	Demonstrated Track Record of Innovation and Execution. Our management team has achieved the following milestones:

•	Designed and commercialized 99 product lines as of December 31, 2017;

•	Established a hybrid sales organization with a sales presence in 41 countries;

•	Implemented and maintained a comprehensive compliance program, including educational and training components;

•	Developed an efficient clinical and regulatory function; and

•	Grew revenue at a CAGR of 14% from 2012 to 2017.
We believe our management has the vision, experience and network of relationships to continue our successful growth.
Our Strategies

For 2018, our primary strategic objectives are to (i) drive sustainable growth in revenue and expand our customer base by servicing the needs of patients, surgeons and hospitals through product innovation and differentiation, including expanded use of our Lamellar 3D Titanium Technology, (ii) commercialize new technologies in key product categories, including expandable interbodies and posterior cervical screws, (iii) leverage our Balance ACS platform to expand our customer base as we add additional tools to our BACS offering and (iv) through a combination of revenue growth and efficiencies in sales and operations, reduce our net loss for 2018.
To achieve these goals, we intend to:

•
Capitalize on Our Highly Efficient Product Development Process to Innovate New Technologies and Techniques. We have a proven history of developing and commercializing new technologies and techniques in our core competencies of complex spine and MIS, as well as degenerative spine. We plan to continue developing innovative new products, including those featuring our Lamellar 3D Titanium Technology. In addition, we plan to further enhance our BACS platform to increase recognition of Total Body Balance as being essential to surgical success. Our product pipeline includes a number of new product or product line extensions of which we expect to introduce five to eight to market during 2018. We believe that the continued expansion of our product portfolio will allow us to continue to attract highly qualified sales professionals, strengthen our relationships with existing customers, acquire new customers and, ultimately, compete more effectively in the global spine surgery market.

•
Leverage Our Investments in Infrastructure to Further Penetrate the Global Spine Surgery Market. We plan to continue to leverage our highly efficient product development process, robust intellectual property portfolio, key opinion leader expertise, compliance infrastructure, comprehensive training and education programs, investments in inventory and global hybrid sales organization to effectively distribute our products and continue our expansion in the approximately $10.8 billion global spine surgery market.

•
Expand Our Global Distribution Network. We expect to further invest in our global distribution network to increase our penetration of existing markets and support the expansion of our geographic presence into new markets. We believe there remains significant opportunity for us to expand our global presence. In 2018, we plan to hire additional direct sales employees on an opportunistic basis, while continuing to develop relationships with independent sales agencies and distributor partners in select markets. We also plan to continue our investments in inventory and specialized training to improve the productivity and efficiency of our sales force as our global distribution network expands.

•
Selectively Pursue Opportunities to Enhance Our Product Offerings. On a selective basis, we expect to pursue opportunities to license or acquire complementary products and technologies to strengthen our market position. For example, in 2017, we entered into a global compatibility and co-marketing agreement with Brainlab, a manufacturer of software-driven medical technology, through which we will collaborate in the commercial release of navigated K2M spinal systems in the future, which would be compatible with Brainlab spinal navigation systems. We acquired the PALO ALTO Cervical Static Corpectomy Cage System, the first and only static corpectomy cage in the world to receive a cervical 510(k) clearance from the FDA, from Cardinal Spine, a privately-held medical device company. We entered into an agreement to license certain proprietary technology related to 17 issued patents and pending patent applications for expandable interbody technology that we believe may provide our interbody product lines with expansion capabilities that exceed many expandable devices currently on the market. In addition, we may also engage in strategic transactions such as acquisitions or joint ventures that allow us to increase our service offerings or geographic penetration.

Our Products
The tables below group our core products with the primary market in which they are typically used and provide a summary of each technology’s features and market introduction date. Revenue from products that incorporate EVEREST represented 29%, 25% and 21% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively, and revenue from our products that incorporate MESA represented 20%, 24% and 29% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, CASCADIA, which we launched in 2015, represented 12% of our total revenue for the year ended December 31, 2017.
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

Selected Products	Image	Description	Market Introduction
EVEREST Deformity Spinal System		A top-loading pedicle screw system featuring a variety of screw types and the ability to accommodate titanium and cobalt chrome rods of two different diameters. The instrumentation is designed to address the most difficult correction maneuvers for complex spinal pathologies.	2015

Selected Products	Image	Description	Market Introduction
MESA Deformity Spinal System		A low-profile spinal screw technology, used during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions.	2006

MESA 2 Deformity Spinal System		Our next-generation MESA technology poised to address the most difficult correction maneuvers for complex spinal pathologies, featuring top-loading, low-profile screws and Zero-Torque Technology. The streamlined instrumentation is designed for efficiency and speed.	2015

NILE Alternative Fixation Spinal System		An alternative non-pedicle based fixation technology featuring low-profile, robust implants coupled with intuitive and light ergonomic instruments, to provide solution for the most complex deformity cases.	2015

NILE Proximal Fixation Spinal System		Specifically designed for proximal construct augmentation, NILE Proximal Fixation consists of bands, connectors, and anchors (OUS only) that may be used in conjunction with spinal rod constructs for attachment to the posterior vertebral structures at the proximal end of the construct.	2017

MESA Rail Deformity Spinal System		An innovative “beam-like” design, used with our proprietary MESA Spinal Systems, that aids in the restoration of spinal balance or sagittal balance while providing enhanced rigidity and significantly greater strength as compared to existing titanium and cobalt chrome rod offerings.	2011

Cricket		Next generation spinal correction rod reduction instrumentation, used with our proprietary MESA spinal screws, which offers an innovative, 360-degree approach to more easily capture, manipulate and align a deformed spine as compared to traditional deformity correction instrumentation. This instrumentation eliminates the need for reduction screws and allows for simultaneous multi-axial translation and reduction, as well as for quick removal.	2017

CAPRI Large Expandable Corpectomy Cage System		A corpectomy cage system which provides an innovative solution for stabilization of the spine in cases of vertebral body resections resulting from trauma or tumor. Offered in various configurations, this versatile system allows for in-situ height expansion and endplate angulation.	2015

CAPRI Cervical 3D Static Corpectomy Cage System		A 3D-printed corpectomy cage system that provides an innovative solution for stabilization of the spine in cases of vertebral body resections resulting from trauma or tumor. Utilizing our Lamellar 3D Titanium Technology, the implant incorporates a porous structure along with rough surfaces to allow for the potential for bony integration throughout the cage.	2017

Selected Products	Image	Description	Market Introduction
CAPRI Small 3D Expandable Corpectomy Cage System		A 3D-printed corpectomy cage system that provides an innovative solution for stabilization of the spine in cases of vertebral body resections resulting from trauma or tumor. Utilizing our Lamellar 3D Titanium Technology, the implant incorporates a porous structure along with rough surfaces to allow for the potential for bony integration throughout the cage. Offered in various configurations, this versatile system allows for in-situ height expansion and endplate angulation.	2017

MESA Small Stature Spinal System	A low-profile spinal screw technology, used primarily during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions in smaller stature patients.	2012

MESA Rail Small Stature Spinal System	An innovative “beam-like” implant, used with our proprietary MESA spinal screws, that aids in the restoration and maintenance of spinal balance or sagittal balance in smaller stature patients, while providing enhanced rigidity and strength as compared to existing titanium and cobalt chrome rod offerings.	2012

MESA Mini Spinal System	A low-profile spinal screw technology, used during deformity correction, featuring our proprietary locking mechanism that eliminates the need for a secondary locking feature and reduces rotational force on the spine during implantation, coupled with instrumentation to address complex spine conditions in the upper regions of the spine.	2008

SERENGETI Complex Spine Minimally Invasive Retractor System	A minimally invasive retractor system featuring one- step placement of screws and retractors, thereby reducing the number of surgical steps, while allowing for direct visualization, improved access to the spine and specialized instrumentation to facilitate multi-level corrections of complex spine pathologies.	2011

RAVINE Complex Spine Lateral Access System	A minimally invasive retractor system that represents an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach for large construct resection procedures.	2013

SANTORINI Corpectomy Cage System	An expandable vertebral body replacement device made of biocompatible polymer (polyether ether ketone, or PEEK) for radiographic visibility that allows for intra-operative height adjustment.	2012

YUKON OCT Spinal System	A newly designed top-loading polyaxial screw with high angulation and the ability to accommodate rods in two diameters. Developed to aid surgeons in restoring cervical sagittal balance via posterior fixation in the occipito-cervico-thoracic regions of the spine, the system offers a comprehensive selection of polyaxial screws, hooks, rods, connectors, and occipital plates.	2017

Selected Products	Image	Description	Market Introduction
PALO ALTO Cervical Static Corpectomy Cage System		A cervical corpectomy cage that is offered in various height and sagittal profile configurations and provides a large space for bone graft. PALO ALTO is the world's first and only FDA-cleared cervical static corpectomy cage.	2017

Minimally Invasive Surgery

We define MIS technologies and techniques as spinal implants and instruments used to facilitate and treat spinal pathologies through minimally invasive approaches to the spine. These include patented technologies for a lateral approach, oblique approach and posterior access to the patient's spinal anatomy.

Selected Products	Image	Description	Market Introduction
EVEREST Minimally Invasive Spinal System		Cannulated top-loading polyaxial pedicle screw system featuring the ability to accommodate titanium and cobalt chrome rods of two different diameters. The innovative dual-lead thread pattern allows for faster insertion and demonstrates increased pullout strength. The mixed metal tulip minimizes head splay and improves mechanical performance.	2014

EVEREST Minimally Invasive XT Spinal System		Cannulated top-loading polyaxial pedicle screw featuring rigid closed top break-off extension tabs for MI rod passage. Inner threads provide 25 mm of reduction while streamlined instrumentation provides a simple two step extension tab removal technique. The innovative dual-lead thread pattern allows for faster insertion and demonstrates increased pullout strength.	2016

SERENGETI Minimally Invasive Retractor System		A minimally invasive retractor system featuring one-step placement of screws and retractors, thereby reducing the number of surgical steps, while allowing for direct visualization and improved access to the spine.	2006

EVEREST Minimally Invasive XTower		Low-profile instrumentation that encompasses the entire EVEREST MI XT tab-to-screw assembly, providing rigid reinforcement of the screw tabs. Streamlined instrumentation allows for intraoperative functionality as either an extended tab or tower system.	2017

MOJAVE PL 3D Expandable Interbody System		A 3D-printed expandable interbody based on our Lamellar 3D Titanium Technology, which allows for comprehensive height and lordotic expansion ranges in the lumbar spine to fit individual patient anatomies.	2017

RAVINE Lateral Access System		A minimally invasive retractor system that represents an innovative design departure from standard tubular retractors, facilitating retractor placement, positioning and fixation to the patient’s anatomy to allow for endplate to endplate visualization and multi-level balance through a lateral access approach.	2010

Selected Products	Image	Description	Market Introduction
CASCADIA Lateral 3D Interbody System		A 3D-printed titanium interbody device utilizing our innovative Lamellar 3D Titanium Technology to allow the potential for both bony ongrowth and ingrowth while maintaining a high degree of radiolucency and an overall stiffness similar to PEEK. The system is designed to work in conjunction with the RAVINE Lateral Access System.	2015

ALEUTIAN Lateral Interbody System		An intervertebral implant made of biocompatible polymer (PEEK) for radiographic visibility, designed to be inserted with RAVINE refractor systems to provide spinal column support through lateral MIS access.	2010

TERRA NOVA Minimally Invasive Access System		A distractor blade system designed to be used in conjunction with the SERENGETI retractor systems to provide the ability to simultaneously retract tissue while distracting the intervertebral disc space to allow for decompression and access for implant insertion.	2007

Degenerative Spine

Our degenerative spine technologies are used to treat degenerative spine disorders and include products such as cervical, thoracic and lumbar spinal fusion devices and interbody devices. Many of our products designed for use in degenerative spine procedures incorporate our proprietary EVEREST or Lamellar 3D Titanium technologies.

Selected Products	Image	Description	Market Introduction
EVEREST Degenerative Spinal System		A spinal screw technology that we believe, based on internal testing, provides for improved insertion speed, industry-leading pull-out strength and the versatility to accommodate a variety of titanium and cobalt chrome rods of two different diameters.	2011

CASCADIA Interbody Systems		3D-printed titanium interbody devices in a full range of configurations, utilizing our innovative Lamellar 3D Titanium Technology to allow the potential for both bony ongrowth and ingrowth while maintaining a high degree of radiolucency and an overall stiffness similar to PEEK.	2015

SAHARA AL Expandable Stabilization System		A multi-screw interbody fusion device construct designed to provide stability to the anterior column while reducing the need for supplemental fixation in the lumbar spine.* The SAHARA platform marks an advancement in technology over static interbody options by allowing for in-situ lordotic adjustment to match sagittal profile through one fusion device. *Hyperlordotic angles greater than 15° require supplemental fixation.	2017

ALEUTIAN Interbody Systems		Full range of anatomically designed intervertebral implants made of biocompatible polymer (PEEK) for radiographic visibility and use in multiple spinal applications	2005

RHINE Cervical Disc System		Cervical disc system featuring a one-piece compressible polymer core design with dome-shaped, plasma-coated endplates and a central-split keel, with proprietary molding technology incorporated to minimize wear between the polymer core and metal titanium alloy endplates.	2016

CHESAPEAKE Interbody Systems		Multi-screw intervertebral implants providing surgeons with the flexibility to insert screws at various angles and lock them to an implant with our tifix one-step locking mechanism to stabilize the spine while reducing the need for supplemental fixation.	2010

PYRENEES Cervical Plate Systems		Low-profile plates for treating the cervical spine that provide surgeons with the flexibility to insert screws at various angles and lock them to an implant with our tifix one-step locking mechanism.	2005

BLUE RIDGE Hybrid Cervical Plate System		A plate technology for treating the cervical spine providing surgeons with the flexibility to create constrained, semi-constrained or hybrid screw constructs.	2011

Balance ACS
Balance ACS, or BACS, is a comprehensive platform of products, services and research that applies three-dimensional solutions across the full continuum of care to help facilitate quality outcomes for spine patients. BACS provides solutions focused on achieving balance of the spine by addressing each anatomical vertebral segment with a 360-degree approach of the axial, coronal and sagittal planes, emphasizing Total Body Balance as a critical component to surgical success. The BACS platform includes tools to assist surgeons with obtaining authorization from healthcare insurers prior to the surgery taking place (BACS Preauthorization), surgical planning (BACS Surgical Planning) and modeling (BACS Anatomical Models) and data management from intake to follow-up (BACS Data Management).
Product Pipeline
In addition to our comprehensive portfolio of commercialized products, we continue to develop innovative new technologies and techniques to bring to market. Our next generation product efforts will remain focused on the complex spine and MIS markets, as well as creating three-dimensional and BACS driven solutions across the entire episodic care continuum to help drive quality outcomes for spinal fusion patients.
To address complex adolescent and adult deformities, we will launch the YUKON OCT Spinal System and expand the roll-out of the PALO ALTO Cervical Corpectomy System.
In the MIS market, we will continue the roll-out of the EVEREST MI XT Spinal System and the MOJAVE PL 3D Expandable Interbody System as well as expand our CASCADIA Lateral implant offerings, featuring Lamellar 3D Titanium Technology.
In the degenerative market, we will offer new additions to our family of CASCADIA Interbody Systems. To further strengthen our position in the expandable market, including 3D-printed expandables, we will lever the portfolio of 17 issued and pending patents for expandable interbody technology we acquired through an exclusive license in July 2017. We believe this licensed intellectual property may provide our interbody product lines with expansion capabilities that exceed many expandable devices currently on the market. In addition, we will continue to collect data on the use of our RHINE Cervical Disc System, which we currently market and sell outside of the U.S., and monitor FDA regulations around such products so that we may evaluate the business conditions appropriate for introducing RHINE to the U.S. market.
Additionally, through our partnership with Brainlab, we expect to develop a full line of navigation-adapted instrument sets for our key product lines that are compatible with Brainlab navigation systems as we continue the expansion of our Balance ACS platform.
Research and Product Development
We have made significant investments in our product development capabilities to enhance our product lines and believe that ongoing research and development efforts are essential to our success. Our product design teams consist of surgeon advisors, product managers, engineers and clinical and regulatory personnel who work closely together in an integrated product development process to design, enhance and validate our technologies and techniques.

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

Our regulatory and clinical affairs personnel allow us to anticipate and resolve any potential issues at early stages in the development cycle. In addition, they are able to submit regulatory filings shortly after the final development testing has been completed and are committed to timely and responsive communication with regulatory agencies. We have demonstrated an ability to gain timely regulatory approvals of our technologies.

Our research and development expense was $22.2 million, $21.5 million and $19.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Sales and Marketing
We promote, market and sell our products through a global hybrid sales organization comprised of direct sales employees, including complex spine and MIS product specialists, independent sales agencies and distributor partners. Our U.S. sales organization consists of 117 direct sales employees and 109 independent sales agencies. Each direct sales employee and independent sales agency is assigned a defined territory.

Our international sales organization includes 41 direct sales employees, primarily located in the United Kingdom and Germany. In addition, we directly manage 10 independent sales agencies in Italy and Canada and sell to 25 distributors in certain other international markets. Combined, these international distribution efforts permit us to market and sell our products in 40 countries outside the United States. To support our international sales force, we deploy a number of international market managers who leverage product fluency and local market expertise to broaden and deepen our relationships with our independent agency and distributor partners as well as to provide a direct line of communication to our surgeon customers. Our international sales organization provides us with broad geographic coverage in regions where our products are sold, including the Americas, Europe, Middle East, South Africa and Asia/Pacific. We continually evaluate new market opportunities and expect to expand our international market presence.

The contractual relationships with our independent sales agencies and distributor partners generally have terms of one to five years, with automatic renewal unless otherwise terminated. Our independent sales agencies are compensated based on a commission structure while our distributor partners purchase and take title to our products and resell them to their customers. These contractual arrangements may generally be terminated by us for failure to meet certain sales quotas or minimum purchase requirements or upon breach of the agreement by the counterparty. The nature of these contractual relationships vary, with certain contracts that are exclusive, some of which have limited exceptions to their exclusivity provisions, and others that are nonexclusive.

We support the efforts of both our direct sales employees and independent agency partners through the deployment of product specialists with expertise in complex spine and MIS. These specialists provide technical expertise relating to our products and engage surgeons and hospitals directly to assist them in better understanding product capabilities, value propositions and market trends.

We have also implemented certification programs designed to ensure a sophisticated proficiency within our global sales organization in the effective promotion, marketing and selling of our complex spine and MIS products, respectively. These certification programs include in-depth training on our products and promote a detailed proficiency in and understanding of the anatomical issues, clinical pathologies and diagnosis challenges associated with complex spine surgery and MIS technologies and techniques. We make decisions on whether to be direct or utilize independent sales agencies or distributor partners on a market-by-market basis using a number of parameters, including the availability of sales talent with the necessary level of spinal expertise, the reputation of the sales talent with surgeons and hospitals, the results of our compliance diligence and the overall potential of the market.

We continually evaluate and refine the performance of our global hybrid sales organization using a number of tools, including metric-driven scorecards and reviews of performance relative to budgets. Our direct sales force is compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and stock-based compensation. Our independent sales agencies are compensated with commissions and individual-based performance bonuses. Our compensation programs are designed to balance rewarding performance, incentivizing the desired sales behaviors to align with our corporate strategy and maximizing sales force retention.

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

We generally do not have long-term supply contracts with our suppliers and they are not required to provide us with any guaranteed minimum production levels. In most cases, we maintain redundant manufacturing capabilities for each of our products to ensure our inventory needs are met. In January 2017, we entered into a long-term strategic partnership with 3D Systems to broaden our relationship in order to secure certain production commitments, create additional innovative 3D-printed interbodies and explore new opportunities in patient-specific implants. We do, however, have single or limited source contracts with certain suppliers who provide our biomaterials and materials for select interbody products.

We believe our supplier relationships will be able to support our potential capacity needs for the foreseeable future. To date, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.
Intellectual Property
Our success depends upon our ability to protect our intellectual property. We proactively protect our innovations by filing U.S. and foreign patent applications, and our growing intellectual property portfolio reflects significant investment. We have also acquired intellectual property rights via the strategic purchase and license of patents from third parties to complement our internally-developed intellectual property holdings. We utilize specialist intellectual property lawyers to oversee our intellectual property assets. As of December 31, 2017, we owned or licensed 305 issued U.S. patents and 250 issued foreign patents and had 109 pending U.S. patent applications and 125 pending foreign patent applications. As of December 31, 2017, we also had 34 U.S. trademark registrations, 82 foreign trademark registrations, 7 pending U.S. applications and 36 foreign applications to register trademarks.
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

In 2017, we entered into an agreement to license certain proprietary technology related to 17 issued patents and pending patent applications for expandable interbody technology which could require us to make an additional payment of $3.0 million following regulatory approval in the U.S.  Under the terms of this license agreement, we are required to make payments equal to 3.0% of net sales of products that are covered by a licensed patent until the expiration of the last to expire licensed patent that covers such product, which is expected to be in approximately 2033.
In 2011, we acquired certain proprietary spinal disc implant technologies that were developed and used in our RHINE Cervical Disc System, pursuant to an asset purchase agreement, which could require additional payments up to $12.0 million if certain milestones are met related to U.S. regulatory applications and approvals as of December 31, 2017. In addition, milestone payments of $0.5 million, $2.0 million and $4.0 million are due upon the achievement of net sales from products incorporating such proprietary technologies of $10.0 million, $25.0 million and $50.0 million, respectively. We are also required to make royalty payments equal to 7.0% of net sales from patented products, up to an aggregate amount of $20.0 million.
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
In 2004, we acquired all rights to certain technologies used in our DENALI pedicle screw system from Fastenetix LLC and certain other persons, pursuant to an assignment agreement, which requires us to make payments to the assignors equal to 6.0% of net sales of products that incorporate our DENALI screw technology that are covered by an issued patent or described in a patent application assigned to us under this agreement until the expiration of the last to expire patent related to such technologies, which occurred in February 2017, and 2.0% to 3.0% of such net sales thereafter. We are also obligated to make payments to the assignors on a product-by-product basis equal to 4.0% of net sales of products that incorporate our DENALI screw technology and that are covered by intellectual property assigned to us under this agreement other than patents and patent applications until either the expiration of the last to expire issued patent relating to such intellectual property or the abandonment of all patent applications relating to such intellectual property, and 2.0% to 3.0% of such net sales thereafter. The Fastenetix parties may have the right to re-purchase the contributed intellectual property in the event we cease operations (other than due to a sale or merger) or we enter into bankruptcy, insolvency or similar proceedings.
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
Competition

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. We believe that the principal competitive factors in our market are:

•	the quality of outcomes for medical conditions affecting the spine;

•	acceptance by spine surgeons;

•	ease of use and reliability;

•	technical leadership and superiority;

•	effective marketing and distribution;

•	speed to market; and

•	product price and qualification for coverage and reimbursement.

We also compete in the marketplace to recruit and retain qualified engineering, scientific, sales and management personnel, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business.

We are aware of several companies that compete against us or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our principal competitors include Medtronic Public Limited Company, DePuy Synthes Inc., Stryker Corporation, Globus Medical, Inc., Zimmer Biomet Holdings, Inc. and NuVasive Inc., which together represent a significant portion of the spine market. We also compete with smaller spine market participants such as Alphatec Holdings, Inc., Orthofix International N.V. and SeaSpine Holdings Corporation who generally have a smaller market share than the principal competitors listed above.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, are cost effective and are safe and effective.

Government Regulation
Our products primarily consist of medical devices and tissues and are, therefore, subject to extensive regulation by the FDA under the authority of the Federal Food, Drug and Cosmetics Act (“FDCA”), the Public Health Service Act (“PHSA”) and the regulations promulgated under both statutes, as well as by other domestic and international regulatory bodies. These regulations govern the following activities that we and our suppliers, licensors and partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	product safety;

•	premarket clearance or approval;

•	advertising and promotion;

•	product marketing, sales and distribution;

•	post-market surveillance; and

•	post-market adverse event reporting.

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
All of our commercial medical device products distributed in the U.S. to date have been classified as either class I or class II devices and have been cleared for marketing and distribution through the 510(k) pathway, unless exempt.
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
Future clinical trials of certain types of products will most likely require that we obtain an IDE from the FDA prior to commencing clinical trials and that the trial be conducted under the oversight of IRBs at the clinical trial sites. We conduct clinical trials in accordance with FDA regulations and similar federal and state regulations concerning human subject protection, including requirements for informed consent, healthcare privacy and financial disclosures by the clinical investigators. The receipt of personal information in connection with our clinical trial initiatives is subject to these human subject protection laws. These laws could create liability for us if one of our research collaborators were to use or disclose research subject information without proper consent or in violation of applicable laws. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval of our products. Similarly, in the EEA, conduct of clinical studies in relation to investigational medical devices is governed by detailed regulatory obligations. These include the requirement for prior authorization by the competent authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee.
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

•	requirements to conduct post-market surveillance studies to establish continued safety data, and other post-approval conditions; and

•
the FDA’s recall authority, whereby the agency can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

We are required to, and have, registered with the FDA and ISO as medical device manufacturers and must obtain all necessary permits and licenses to operate our business. As manufacturers, we and our suppliers are subject to announced and unannounced inspections by the FDA and European Notified Bodies to determine our compliance with the QSR and other applicable regulations. The FDA has inspected our Leesburg facilities on several separate occasions from 2006 through 2017. All of those inspections are closed and none have resulted in the initiation of an FDA enforcement action or issuance of a Warning Letter.
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
In the EEA, companies compliant with ISO requirements such as the EN ISO 13485: 2016 "Medical devices-Quality management systems-Requirements for regulatory purposes," benefit from a presumption of conformity with the relevant quality system requirements laid down in the Annexes to the Medical Devices Directive. This certification process requires that the Company’s quality management system and facilities be inspected by a Notified Body for compliance with ISO requirements. Compliance with the ISO requirements can also facilitate market access in other jurisdictions.
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
In May 2017, the EU Medical Devices Regulation or MDR (Regulation 2017/745) was adopted. The MDR repeals and replaces the EU Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU Member States, the MDR will be directly applicable in the EU Member States and on the basis of the EEA agreement in Iceland, Lichtenstein and Norway. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The MDR will apply beginning May 26, 2020. Once applicable, the MDR will among other things:

•	strengthen the clinical data requirements related to medical devices;

•	impose additional scrutiny during the conformity assessment procedure for high risk medical devices;

•	impose on manufacturers and authorized representatives the obligation to have a person responsible for regulatory compliance continuously at their disposal;

•	require that authorized representatives be held legally responsible and liable for defective products placed on the EEA market jointly with the device manufacturers;

•	reinforce post-market surveillance requirements applicable to CE marked medical devices;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a Unique Device Identification (“UDI”) System; and

•
increase transparency through the establishment of EUDAMED III. Information from several databases concerning economic operators, CE Certificates of Conformity, conformity assessment, clinical investigations, the UDI system, adverse event reporting and market surveillance will be available to the public.

Once applicable, the MDR will impose increased compliance obligations for us to access the EU market. Moreover, as a result of application of the MDR, certain spinal devices will be reclassified from Class IIb to Class III. Rule 8 of Annex VIII to the MD Regulation states that all implantable devices and long-term surgically invasive devices are classified as Class IIb unless they “are spinal disc replacement implants and implantable devices that come into contact with the spinal column, in which case they are in Class III with the exception of components such as screws, wedges, plates and instruments.” For us, this means rods, hooks, connectors, cervical discs, and corpectomy cages will be reclassified to Class III and will be subject to stricter requirements in accordance with the MDR.
The scrutiny imposed by notified bodies for the technical documentation related these devices will increase considerably. Some differences between requirements for Class IIb and Class III devices are summarized below:

•	Class III devices undergo an additional technical documentation assessment following which the Notified Bodies issue a technical documentation assessment certificate;

•	increased strength of requirement for clinical investigation and evaluation;

•	a summary of safety and clinical performance must be prepared by manufacturers for publication on the EUDAMED database for medical devices;

•	review for Class III devices is not a sampling process, unlike for Class IIa and Class IIb devices which is done on a sampling basis; and

•
notified Bodies shall notify the Commission and the newly created Medical Device Coordination Group (“MDCG”) of new applications for Class III devices as part of a mandatory clinical evaluation consultation procedure.

Further, the advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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
Healthcare Fraud and Abuse

Healthcare providers, physicians and others often play a primary role in the recommendation and prescription of medical devices and other products reimbursed by federal healthcare programs. Manufacturers of these products are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval. Companies operating in the health industry must comply with these laws, which have criminal, civil and administrative penalties for potential violations. Some of the laws and regulations that may affect our ability to operate are described below.
The federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as by Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. The federal Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. For example, the federal government has enforced the federal Anti-Kickback Statute to reach large settlements with device manufacturers based on allegedly sham consultant arrangements with physicians. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances.

The federal civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Actions under the federal False Claims Act may be brought by the Attorney General or as a private citizen action (known as qui tams) brought by a private individual in the name of the government. Violations of the federal False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare companies throughout the country for a wide variety of Medicare billing practices, as well as federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, and has obtained multi-million and multi-billion dollar settlements under the federal False Claims Act in addition to individual criminal convictions under applicable criminal statutes. In addition, a claim to a federal healthcare program that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and suppliers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
The federal False Claims Act amendments in 2009 and 2010 expanded the scope of the liability for healthcare entities generally to potentially reach violations of regulatory duties, such as good manufacturing practices. There have been large settlements in the life sciences arena related to FDA regulatory violations related to promotional activities and the failure to maintain good manufacturing practices.
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
Federal False Claims Act liability is potentially significant because the statute provides for treble damages and penalties of $11,181 to $22,363 per false claim or statement. Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may awarded in litigation proceedings. Enforcement agencies often require companies to enter into burdensome Corporate Integrity Agreements or Deferred Prosecution Agreements as a condition of such settlements. Healthcare companies also are subject to other federal false claim laws, including laws that impose criminal penalties for making or presenting a false or fictitious or fraudulent claim to the federal government.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The federal Physician Payment Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually (with certain exceptions) to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners.
The majority of states also have statutes or regulations similar to the federal laws described above, including state anti-kickback and false claims laws. These state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. In addition, a number of states require medical device companies to report expenses relating to the marketing and promotion of their products and to report gifts and payments to individual physicians in the states. Other states restrict when medical device companies may provide meals to healthcare providers or engage in other marketing related activities, or require such companies to implement compliance programs or marketing codes of conduct. Outside the U.S., we are subject to similar regulations in those countries where we market and sell products.
The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. corporations and their representatives and intermediaries from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of medical devices and other healthcare products. If a manufacturer's operations, including activities conducted by its sales team, are found to be in violation of any of these laws or any other governmental regulations that apply to the company, the company may be subject to significant civil, criminal and administrative sanctions, including imprisonment, monetary penalties, damages, fines, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of operations.
If a governmental authority were to conclude that we are not in compliance with any of these applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including damages, fines, imprisonment, and exclusion from participation in Medicare, Medicaid and other federal healthcare programs.
Healthcare Reform
The regulations we are subject to may change as result of legislative and regulatory healthcare reform.
Significant healthcare reform was enacted in 2010 when the PPACA was signed into law. State laws also were enacted to implement the PPACA. While a primary goal of these healthcare reform efforts was to expand coverage to more individuals, it also involved increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013 (described in more detail below), but was suspended during 2016 and 2017 and has been suspended for 2018 and 2019;

•
establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate.

Additional legislative changes to and regulatory changes under the PPACA remain possible. We expect that other state and federal healthcare reform measures will be adopted in the future, any of which could reduce the number of patients with coverage or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
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

Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services (“CMS”) and its contractors. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and these policies are periodically reviewed and updated. In 2018, we believe CMS will continue to pilot “bundled payments” as will the private payers. The payers are committed to transitioning from quantity reimbursement to reimbursing and incentivizing based on quality and improved outcomes. The private payers are responding to the needs of their customers and are jumping ahead of the CMS bundled payment program with their own, characterized by more predicable medical costs and better quality of care for their employees. While private payors vary in their coverage and payment policies, most look upon the coverage and payment by Medicare as a benchmark by which to make their own coverage decisions. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors.

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

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of its products and services. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation or coverage and reimbursement policies of third-party payors will adversely affect the demand for our products or our ability to sell them on a profitable basis.

Internationally, reimbursement and healthcare payment systems vary substantially by country and include single-payor and government-managed systems as well as systems in which private payors and government managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.
Employees
As of December 31, 2017, we had 484 employees in the United States, including the territory of Puerto Rico. Internationally, we had 76 employees based in eight countries, with international offices located in the United Kingdom, Germany and Italy.
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
We have incurred losses in most fiscal years since inception. We incurred net losses of $37.1 million, $41.7 million and $39.2 million in 2017, 2016 and 2015, respectively. As a result of ongoing losses, we had an accumulated deficit of $249.2 million at December 31, 2017. We expect to continue to incur significant product development, clinical and regulatory, sales and marketing and other expenses. We will need to generate significant additional revenue to achieve and maintain profitability and, even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

Spine surgeons and hospital customers must continue to recognize the merits of our technologies and techniques and use of our products compared to those of our competitors.
While spine surgeons continue to play a significant role in determining the course of treatment and, ultimately, the type of product that will be used to treat a patient, hospitals are becoming increasingly involved in the evaluation of products and product purchasing decisions. In order for us to market and sell our products, we must continue to successfully demonstrate to spine surgeons and hospitals the merits of our technologies and techniques compared to those of our competitors for use in treating patients with spinal pathologies. Acceptance of our products depends on educating spine surgeons and hospitals as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of our products as compared to our competitors’ products, and on educating spine surgeons in the proper application of our products. If we are not successful in convincing spine surgeons and hospitals of the merits of our products or educating them on the use of our products, they may not use our products and we may be unable to increase our sales, sustain our growth or achieve profitability.

Furthermore, we believe many spine surgeons may be hesitant to adopt certain products unless they determine, based on experience, clinical data and published peer-reviewed journal articles, that our complex spine products, MIS technologies and techniques and degenerative products provide benefits or are an attractive alternative to existing treatments of spine disorders. Spine surgeons, and in certain instances, hospitals, may be hesitant to change their medical treatment practices for the following reasons, among others:

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

In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons and hospitals may not use our products. In such circumstances, we may not achieve expected sales or profitability.

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

Our currently marketed products are, and any future products we develop and commercialize will be, subject to intense competition. The spinal surgery industry is intensely competitive, subject to rapid technology and other changes and highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are safer, less invasive and more effective than competing products and treatments. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

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

Spine surgeons often make or contribute to the decisions as to whether hospitals purchase our products, and we believe that many spine surgeons are highly sensitive to technological change and to the commercial reputation of spinal product companies. Accordingly, we believe that many spine surgeons actively seek new technologies and devote special attention to companies they perceive to have novel and innovative solutions to surgical challenges. As a result, we believe that we must continue to develop and commercialize innovative new products or our existing customers may decrease their purchases from us and instead purchase products from companies perceived by them to be more innovative. In order to develop innovative products, we must attract and retain talented and experienced engineers and management personnel, have productive dialogues with practicing spine surgeons and hospital purchasing administrations and have adequate capital to fund research and development efforts. If we fail to deliver innovative products to the market, our future revenue may be reduced and our stock price may decline.

In addition, we face a particular challenge overcoming the long-standing practices by some spine surgeons of using the products of our larger, more established competitors. Spine surgeons who have completed many successful complex surgeries using the products made by these competitors may be disinclined to try new products, particularly from a source with which they are less familiar. If these spine surgeons do not try our products, then our revenue growth may slow or decline and our stock price may decline.

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
Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical and marketing resources than we do. Many of these current and potential competitors enjoy several competitive advantages, including:

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

In addition, as we continue to expand into international markets, market acceptance may depend, in part, upon the availability of coverage and reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets such as in the EEA, which is currently comprised of the 28 Member States of the EU, Iceland, Liechtenstein and Norway, vary significantly by country, and include both government-sponsored healthcare and private insurance. We may not obtain international coverage and reimbursement approvals in a timely manner, if at all. Our failure to receive such approvals, and any adverse changes in coverage and the reimbursement policies of foreign third-party payors, would negatively impact market acceptance of our products in such international markets.

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

To address this issue, we are currently collecting and plan to continue collecting long-term clinical data regarding the quality, safety and effectiveness of our marketed products. For example, we have launched voluntary post-market studies in relation to our EVEREST, MESA, and RAVINE medical devices. The clinical data collected and generated as part of these studies will enable us to further strengthen our clinical evaluation concerning safety and performance of these important products. We believe that this additional data will help with the marketing of our EVEREST, MESA, and RAVINE medical devices by providing our customers with additional confidence in the long-term safety and efficacy of these products. However, as we conduct clinical trials designed to generate long-term data on our products, the data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy. These results could reduce demand for our products and significantly reduce our ability to achieve expected revenue. We do not expect to undertake such studies for all of our products and will only do so in the future where we anticipate the benefits will outweigh the costs. In addition, in the degenerative disease market, we may determine from post-market experience that certain patient characteristics, such as age or preexisting medical conditions, may affect fusion rates, which could lead to misleading or contradictory data on the efficacy of our degenerative disease products. For these reasons, spine surgeons may be less likely to purchase our products than competing products with longer-term clinical data. Also, we may not choose or be able to generate the comparative data that some of our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls or withdrawals, suspension or withdrawal of FDA or other government clearances or approvals or CE Certificates of Conformity, significant legal and regulatory liability and harm to our business reputation.

We are dependent on a limited number of third-party suppliers for most of our products and components, and the loss of any of these suppliers, or their ability to provide us with an adequate supply of quality materials, could harm our business.
We rely on third-party suppliers to supply substantially all of our products, as well as the raw materials for the limited number of products we manufacture in-house, and we may not be able to find replacements or immediately transition to alternative suppliers. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our anticipated growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials and components. Suppliers may experience difficulties in scaling up production, including problems with production yields and quality control and assurance, especially with biomaterial products such as allograft, which is processed human tissue. Problems in the manufacturing process, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials and environmental factors, could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to our reputation. Failure to identify and address manufacturing problems at our suppliers' facilities prior to the release of products could also result in quality or safety issues. Furthermore, events beyond our control, such as natural disasters, fire, sabotage or business accidents could have a significant negative impact on our operations by disrupting our product development and commercialization efforts until such third-party supplier can repair its facility or put in place third-party contract manufacturers to assume this manufacturing role, which we may not be able to do on reasonable terms, if at all. If we are unable to obtain sufficient quantities of high quality components to meet demand on a timely basis, we may not be able to produce sufficient quantities of our products to meet market demand and, as a result, could lose customers, our reputation may be harmed and our business could suffer.
Our dependence on a limited number of suppliers exposes us to additional risks, including limited control over pricing, availability and delivery schedules. If any one or more of our suppliers cease to provide us with sufficient quantities of manufactured products or raw materials in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of supply. If we are required to transition to new third-party suppliers for certain components of our products, the use of components or materials furnished by these alternative suppliers could require us to alter our operations. Any such interruption or alteration could harm our reputation, business, financial condition and result of operations. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product deliveries or could affect the performance specifications of our products. In addition, if we are required to change the manufacturer of a critical component or our products, we will be required to verify that the new manufacturer maintains facilities, procedures, and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Because of the nature of our internal quality control requirements, regulatory requirements and the proprietary nature of the parts, we cannot quickly engage additional or replacement suppliers for many of our critical components. Failure of any of our third-party suppliers to deliver products or raw materials at the level our business requires would limit our ability to meet our sales commitments to our customers and could have a material adverse effect on our business. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, the competent authorities or notified bodies of the countries of the EEA, each a Notified Body, or other foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls and withdrawals, suspension or withdrawal of our regulatory clearances or CE Certificates of Conformity, termination of distribution, product seizures or civil, administrative or criminal penalties. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our business, results of operations or financial condition.

If we are unable to maintain and expand our network of direct sales employees, independent sales agencies and international distributors, we may not be able to generate anticipated sales.
In the United States we maintain a hybrid sales organization consisting of 117 direct sales employees and 109 independent agency partners. Our products are marketed in 40 countries internationally, in addition to the United States. Our international sales organization includes 41 direct sales employees, primarily located in the United Kingdom and Germany. In addition, we directly manage 10 independent sales agencies across Italy and Canada. We sell to 25 distributors in certain other international markets. Our results of operations are directly dependent upon the sales and marketing efforts of not only our employees, but also our independent sales agencies and distributors. We expect our direct sales employees, independent sales agencies and distributors to develop long-lasting relationships with the surgeons and hospitals they serve. If our direct sales employees, independent sales agencies or distributors fail to adequately promote, market and sell our products, our sales could significantly decrease. If revenue generated by our newly hired employees and independent sales agencies fails to increase over time in line with our expectations, our business, results of operations and financial condition could be materially adversely affected.

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. If any of our direct sales employees, independent sales agencies or distributors were to reduce their efforts to promote our products or cease to do business with us, our sales could be adversely affected. In such a situation, we may need to seek alternative direct sales employees, independent sales agencies or distributors or increase our reliance on our existing direct sales employees, which we may be unable to do in a timely and efficient manner, if at all. In addition, many of our independent distributors also market and sell the products of our competitors, and those competitors may have the ability to influence the products that our independent distributors choose to market and sell, or require that members of our sales force cease doing business with us. Our competitors may be able, by offering higher commission payments or otherwise, to convince our independent distributors to terminate their relationships with us, carry fewer of our products or reduce their sales and marketing efforts for our products. We may not be able to rely on our sales force to distribute new products that we introduce that compete with products of our competitors that they also represent. If a direct sales employee, independent sales agency or distributor were to depart and be retained exclusively by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified independent sales agencies or distributors or to hire additional direct sales employees. We also may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Further, we may terminate sales representatives or independent distributors from time to time, which could subject us to claims and lawsuits, in addition to the claims and lawsuits that may come with hiring new sales representatives or engaging independent distributors. Asserting or defending against such claims and lawsuits could result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages. Failure to hire or retain qualified direct sales employees or independent sales agencies or distributors would adversely impact our ability to generate sales and expand our business.

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
A large percentage of our revenue is derived from the sale of our EVEREST, MESA and CASCADIA systems or products that incorporate these technologies, and therefore, a decline in the sales of these products could have a material impact on our business, results of operations and financial condition.
Revenue from our EVEREST spinal systems and other products that incorporate our EVEREST technology represented approximately 29%, 25% and 21% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue from our MESA spinal systems and other products that incorporate our MESA technology represented approximately 20%, 24% and 29% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Revenue from our CASCADIA Interbody Systems and other products that incorporate our CASCADIA technology represented approximately 12% of our revenue for the year ended December 31, 2017. Competition is intense among companies selling devices for spinal surgery, and sales of EVEREST, MESA, or CASCADIA could decline as a result of a number of factors, such as the introduction by a competitor of products which our customers prefer. Sales of EVEREST, MESA or CASCADIA could also be disrupted by allegations of intellectual property infringement which, even if meritless, could result in temporary injunctions against sales of these products and damage to relationships with agencies, distributors and customers. A decline in sales of EVEREST, MESA or CASCADIA for any reason could have a material adverse impact on our business, results of operations and financial condition.

Our business could suffer if we lose the services of key members of our senior management, consultants or personnel.
We are dependent upon the continued services of key members of our senior management and a limited number of consultants and personnel. In particular, we are highly dependent on the skills and leadership of our Chairman, President and Chief Executive Officer, Eric D. Major, and our Chief Medical Officer, John P. Kostuik, M.D. The loss of either of these individuals could disrupt our operations or our strategic plans. In addition, our future success will depend on, among other things, our ability to continue to hire or contract with, and retain, the necessary qualified scientific, technical and managerial personnel, for whom we compete with numerous other companies, academic institutions and organizations. The loss of members of our management team, consultants or personnel, or our inability to attract or retain other qualified personnel or consultants or adequately prepare for future turnover of our senior management team could have a material adverse effect on our business, results of operations and financial condition.

If we do not enhance our product offerings through our research and development efforts, we may be unable to effectively compete.

The markets in which we operate are highly competitive, and new products and surgical procedures are introduced on an ongoing basis. Our present or future products could be rendered obsolete or uneconomical by technological advances by our competitors. In order to increase our market share in the spinal surgery industry, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain regulatory clearances, approvals, or CE Certificates of Conformity for or market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

•	demonstrate the quality, safety and efficacy of new products;

•	develop and/or maintain an effective distribution network; and

•	obtain the necessary regulatory clearances, approvals or CE Certificates of Conformity for new products or product enhancements.
It is important that we carefully manage the introduction of a new product offering or enhancement to an existing product. If potential spine surgeons or hospital customers delay use or purchase of a new product offering or enhancement to an existing product, it could negatively impact our sales. Further, to the extent we have excess or obsolete inventory as we transition to a new or enhanced product, it would result in margin reducing write-offs for obsolete inventory and our results of operations might suffer.
In addition, if we do not develop and obtain regulatory clearance, approval or CE Certificate of Conformity for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our results of operations will suffer. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material or other innovation. Such efforts may not result in the development of a viable product. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
We may be unable to maintain adequate working relationships with healthcare professionals.
The research, development, marketing and sales of many of our products are dependent upon our maintaining working relationships with healthcare professionals in hospitals and universities. We rely on these professionals to assist us as researchers, marketing and product consultants, inventors, and generally in the development of new proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, and our ability to sell new and improved products could decrease, adversely impacting our business, results of operations or financial condition.
If we fail to properly manage our anticipated growth, our business could suffer.
In order to achieve our business objectives, we need to continue to grow or alter our business strategies. Our growth has placed, and will continue to place, a strain on our operational and financial resources and systems. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

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
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may consider opportunities to acquire, make investments in or license other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions, strategic investments, licenses and other alliances involve numerous risks, including:

•	problems effectively integrating the purchased or licensed technologies, products or business operations;

•	failure to realize the expected benefits of any acquisition, license arrangement or joint development agreement;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions or strategic alliances;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have limited or no experience;

•	potential loss of key employees of acquired businesses; and

•	increased legal and accounting compliance costs.

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
An important part of our sales process includes the ability to educate spine surgeons on the safe and appropriate use of our products. If we become unable to attract potential new spine surgeon customers to our training programs, or if we are unable to attract existing customers to training programs for future products, we may be unable to achieve our expected growth. There is a learning process involved for spine surgeons to become proficient in the use of our products. This training process may take longer than expected and may therefore affect our ability to increase sales.
Following completion of training, we rely on the educated spine surgeons to advocate the clinical benefits of our products in the broader marketplace. Convincing spine surgeons to dedicate the time and energy necessary for adequate education is challenging, and we cannot assure you we will be successful in these efforts. If spine surgeons are not properly educated, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

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
Goodwill and intangible assets represented approximately 37.7% of our total assets as of December 31, 2017. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate intangible assets for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our evaluation of impairment may require us to make certain estimates and assumptions including projections of future results. Such estimates and assumptions may not prove to be accurate in the future. After performing our evaluation for impairment, including an analysis to determine the recoverability of intangible assets, we will record a noncash impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If these impairment losses are significant, our results of operations could be adversely affected.
If we experience significant disruptions in our IT systems, our business, results of operations and financial condition could be adversely affected.
We are increasingly dependent on sophisticated IT for our products and infrastructure and rely on IT systems to process, transmit and store large amounts of electronic information in our day-to-day operations, including sensitive personal information as well as proprietary and confidential information. The efficient operation of our business depends on our IT systems. We rely on our IT systems to effectively manage:

•	sales and marketing, accounting and financial, and legal and compliance functions;

•	inventory management;

•	engineering and product development tasks; and

•	our research and development data.

Our IT systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers;

•	power losses; and

•	computer systems, or Internet, telecommunications or data network failures.
We also rely on third-party vendors to supply and/or support certain aspects of our IT systems. Third-party systems may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent upon these third parties to deploy appropriate security programs to protect their systems. The failure of our IT systems or those we rely upon to perform as we anticipate or our failure to effectively implement new systems could disrupt our entire operation and could result in decreased sales, increased overhead costs, excess inventory and product shortages and a loss of important information, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.
If we are unable to maintain reliable IT systems and prevent data breaches, we may suffer regulatory consequences in addition to business consequences. Our worldwide operations mean that we are subject to data protection and cyber security laws and regulations in many jurisdictions, and that some of the data we process, store and transmit may be transmitted across countries. In the U.S., HIPAA privacy and security rules require certain of our operations to protect the confidentiality of patient medical records and other health information, and the Federal Trade Commission has begun to assert authority over protection of privacy and the use of cyber security in information systems, particularly in the area of online communications and mobile healthcare applications. In Europe, the General Data Protection Regulation requires us to manage individually identifiable information in the E.U. and, in the event of violations, may impose fines up to four percent of our global revenue. While we are committed to meeting the expectations of applicable regulations in a cost-effective manner, there is no guarantee, however, that we will avoid enforcement actions by governmental bodies, or civil lawsuits, or class actions and those can be costly and impactful on regular business operations.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect patient and customer information, and the IT needs associated with our products and services. Any significant breakdown, intrusion, interruption, corruption, or destruction of our information systems, as well as any data breaches, could have a material adverse effect on our business.
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
We hold a number of insurance policies, including property, general liability, employee benefits liability, automobile liability, workers’ compensation, products liability, foreign liability and directors’ and officers’ insurance. If the costs of maintaining adequate insurance coverage increase significantly in the future, our results of operations could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. If we operate our business without insurance, we could be responsible for paying claims or judgments against us that would have otherwise been covered by insurance, which could materially adversely affect our business, results of operations and financial condition. In addition, the financial health of our insurers may deteriorate and they may not be able to respond if we should have claims reaching their policies.

We have identified material weaknesses in our internal control over financial reporting which may, if not remediated, result in material misstatements in our financial statements.

As disclosed in Part II: Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting related to deficiencies within our IT general controls over the design of ineffective segregation of duties of IT personnel in their program change process and access controls affecting IT operating systems, databases and IT applications for certain of our key IT systems.   Process-level automated controls and manual controls that are dependent upon information derived from the IT systems are also determined to be ineffective. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2017.  We are actively engaged in a remediation plan designed to address the material weaknesses, however, we cannot guarantee that these steps have or will be sufficient to remediate them or that we will not have a material weakness in the future.  If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, our financial statements may contain material misstatements or omissions and/or we could be required to restate our financial results.

Risks Related to our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation in the United States, and our failure to comply with applicable requirements could cause our business to suffer.

Our medical devices and technologies and our business activities are subject to a complex regime of regulations and an aggressive enforcement environment, including by the FDA, Department of Justice, Health and Human Services-Office of the Inspector General, and numerous other federal, state and foreign (non-U.S.) regulatory agencies and authorities. Certain state governments and the federal government have enacted legislation aimed at increasing transparency of our interactions with healthcare providers. The FDA and other U.S. and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

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
Our products and operations also are subject to extensive governmental regulation in foreign jurisdictions, such as the EEA, and our failure to comply with applicable requirements could cause our business to suffer.
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

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions, as well as potential product liability claims.

Under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident of which we become aware in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA within the required timeframes, or at all, FDA could take enforcement action against us. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations and financial condition. We are also required to follow detailed recordkeeping requirements for all firm-initiated medical device corrections and removals, and to report such corrective and removal actions to the FDA if they are carried out in response to a risk to health and have not otherwise been reported under the MDR regulations. According to FDA guidance, if any change or group of changes to devices in the field addresses a violation of the FDCA, the change or changes would generally constitute a medical device recall and require submission of a recall report to the FDA.

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

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgical procedures.

We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. We have had, and continue to have, a small number of personal injury claims relating to our products, none of which either individually or in the aggregate have resulted in a material negative impact on our business. Regardless of the merit or eventual outcome, personal injury claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	significant litigation and material defense costs;

•	substantial monetary awards to or costly settlements with patients;

•	product recalls;

•	loss of revenue;

•	increased insurance costs;

•	the inability to commercialize new products or product candidates; and

•	diversion of management attention from pursuit of our business strategy.

We also bear the risk of express and implied warranty claims on products we supply, including equipment and component parts manufactured by third parties. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expire, which could result in additional costs to us. There is a risk that warranty claims made against us will exceed our warranty reserve and our business, financial condition and results of operations could be harmed.

A recall of our products, either voluntarily or at the direction of the FDA, another governmental authority, or a foreign competent authority, or the discovery of serious safety issues with our products, could have a significant adverse impact on us.
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

The FDA requires that certain classifications of voluntary recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. Any recalls of any of our products would divert managerial and financial resources and could have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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
If we, or our manufacturers, fail to adhere to QSR requirements in the United States or other equivalent requirements or standards in the EEA, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances and CE Certificate of Conformity, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

Our facilities have been inspected by the FDA on prior occasions, all of which have been closed by the FDA. We have not received any warning letters associated with any of these inspections. Our 600 Hope Parkway SE facility has not been inspected by FDA to date.
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

In EEA states, compliance with harmonized standards is also recommended as this is interpreted as a presumption of conformity with the relevant Essential Requirements or the quality management system requirements laid down in the Annexes to the Medical Devices Directive. These FDA regulations and EU standards cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. Compliance with the QSR is subject to continual review and is monitored rigorously through periodic inspections by the FDA. Compliance with harmonized standards in the EEA is also subject to regular review through audits by Notified Bodies or other certification bodies.
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
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our relationships with surgeons, hospitals, group purchasing organizations and our international distributors are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including significant monetary penalties and, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.

Healthcare fraud and abuse regulations are complex, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits persons from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

•	HIPAA, as amended, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;

•	the FCPA, which prohibits corrupt payments, gifts or transfers of value to foreign officials; and

•
foreign and/or U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Federal and state enforcement authorities and others continue to commit significant resources toward enforcement of these laws and to investigation and prosecution of companies and individuals who are believed to be violating them. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the federal Anti-Kickback Statute, it is possible that some of our business activities, including our relationship with surgeons, hospitals, group purchasing organizations and our independent sales agencies and distributors, could be subject to challenge under one or more of such laws. For example, the federal Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. The federal government has enforced the Anti-Kickback Statute to reach large settlements with device manufacturers based on allegedly sham consultant arrangements with physicians and other arrangements that are common in our industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or specific intent to violate it. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. In addition, a claim to a federal healthcare program that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. In addition, settlements with the Department of Justice or other law enforcement agencies have forced healthcare companies to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement.
We also engage in other activities that could be subject to scrutiny or enforcement under healthcare fraud and abuse laws. For example, while we do not submit claims and our customers make the ultimate decision on how to submit claims, from time-to-time, we may provide reimbursement guidance to our customers. If a government authority were to conclude that we provided improper advice to our customers and/or encouraged the submission of false claims for reimbursement, we could face action against us by government authorities.
We also have entered into certain agreements, including consulting agreements and royalty agreements, with surgeons, including some who order and use our products in procedures they perform. While these transactions were structured to comply with all applicable laws, including state and federal anti-kickback laws, to the extent applicable, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties, including debarment.
Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, result in a material adverse effect on our reputation or financial condition, and divert our management’s attention from the operation of our business.

In addition, there has been a recent trend of increased federal and state regulation requiring disclosure of payments made to physicians, including the federal Physician Payment Sunshine Act, described above. Failure to submit required information under the Physician Payment Sunshine Act may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports for payments made in each calendar year by the 90th day of the subsequent calendar year. Due to the difficulty in complying with the Physician Payment Sunshine Act and the use of independent sales agencies as part of our U.S. sales force, we cannot assure you that we will successfully report all transfers of value by us and our independent sales agencies, and any failure to comply could result in significant fines and penalties.

Certain U.S. states mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and tracking and/or require the reporting of gifts, compensation and other remuneration to physicians. A similar trend is observed in foreign jurisdictions such as France. French law requires companies working in the health sector to publicly disclose direct or indirect benefits granted to, and agreements entered into with, physicians and other healthcare professionals. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.

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
For example, in December of 2016, the 21st Century Cures Act (the “Cures Act”) was enacted into law.  The Cures Act includes many provisions that impact the regulation of medical devices.  For example, the Cures Act includes provisions regarding, among other things:

•	expediting the development and prioritizing FDA review of “breakthrough” technologies;

•	expanding the scope of diseases/conditions eligible for a humanitarian device exemption;

•	encouraging FDA to rely more on real-world evidence to demonstrate device safety and effectiveness; and

•	emphasizing the least burdensome standard for device reviews.
Moreover, the policies of the Trump administration and their impact on the regulation of our products in the United States remain uncertain.  The Trump administration’s policies and the forthcoming 2018 mid-term elections could result in significant legislative and regulatory reforms impacting the FDA’s regulation of our products.  Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
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
Significant healthcare reform was enacted in 2010 when the PPACA was signed into law. State laws also were enacted to implement the PPACA. While a primary goal of these healthcare reform efforts was to expand coverage to more individuals, it also involved increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

•
imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013, but was suspended during 2016 and 2017 and has been suspended again for 2018 and 2019;

•
establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

•
implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate.

Additional legislative changes to and regulatory changes under the PPACA remain possible. We expect that other state and federal healthcare reform measures will be adopted in the future, any of which could reduce the number of patients with coverage or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, on March 29, 2019. The referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could give rise to significant complexity and risks. Since the medical devices regulatory framework in the United Kingdom is derived from the EU Medical Devices Directive, the United Kingdom's withdrawal could materially impact the continued marketing of EU medical devices in the United Kingdom and UK medical devices in the EU. Because of the continued uncertainty about the effects, implementation, or potential repeal of Brexit, we cannot quantify or predict with any certainty the likely impact of Brexit or related legislation on our business model, prospects, financial condition or results of operations. In addition, these developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013, but was suspended during 2016 and 2017 and will be suspended during 2018 and 2019.  There have been proposals to permanently repeal the device tax, but if it is is not repealed, we anticipate that primarily all of our sales of medical devices in the United States will be subject to this 2.3% excise tax.

Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This is the first major revision of the U.S. tax code since 1986 and its ultimate impact is uncertain. We cannot predict the overall impact that further reform or proposals for reform may have on our business. In addition, further changes in the tax laws of foreign jurisdictions could arise, including as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely affect our provision for income taxes.
Risks Related to our Financial Results and Future Capital Needs
We will need to generate significant revenue to become profitable.
We intend to increase our operating expenses and purchases of inventory as we expand our global distribution network to increase our geographic sales coverage, increase our marketing capabilities, conduct clinical trials and increase our general and administrative functions to support our growing operations. We will need to generate significant revenue to achieve profitability and we might not be able to do so. Even if we do generate significant sales, we might not be able to achieve profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected.

Our sales volumes and our results of operations may fluctuate over the course of the year.
We have experienced and continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among other things:

•	the number of products sold in the quarter;

•	the unpredictability of sales of full sets of spinal implants and instruments to our international distributors;

•	the demand for, and pricing of, our products and the products of our competitors;

•	the timing of or failure to obtain regulatory clearances or approvals for products;

•	costs, benefits and timing of new product introductions;

•	increased competition;

•	the availability and cost of components and materials;

•	the number of selling days in the quarter;

•	the inability of hospital customers to consistently provide product or procedure forecasts;

•	fluctuation and foreign currency exchange rates; and

•	impairment and other special charges.

In addition, our revenue may be influenced by summer vacation and winter holiday periods, as we have experienced a higher incidence of adolescent surgeries during these periods which may lead to higher sales of our products in the late spring and summer and in the fourth quarter of our fiscal year.
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
As of December 31, 2017, we had $74.1 million of outstanding indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
Under the indenture governing our convertible senior notes that we issued in August 2016, noteholders may require us to repurchase their notes following a fundamental change (as defined in the indenture) or on each of August 15, 2021, August 15, 2026 and August 15, 2031 at a cash repurchase price generally equal to the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we must satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the convertible senior notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the convertible senior notes or pay the cash amounts due upon conversion. Under our revolving credit facility, our operating subsidiaries are limited in the amount of cash that they can distribute to us. Until the maturity of the revolving credit facility in April 2019, our operating subsidiaries will be permitted to distribute only up to $1.5 million in aggregate to permit us to make cash payments in connection with any conversions of our convertible senior notes. If noteholders elect to convert their convertible senior notes prior to the maturity of the revolving credit facility, we may be required to elect physical settlement rather than combination settlement or cash settlement or seek a waiver or amendment from the lenders under the revolving credit facility. Furthermore, following a fundamental change, under our revolving credit facility, our subsidiaries would not be permitted to distribute any cash to us to repurchase any convertible senior notes. Our failure to repurchase convertible senior notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the convertible senior notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the convertible senior notes.
Provisions in the indenture governing our convertible senior notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the convertible senior notes and the indenture governing our convertible senior notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change under the indenture, then noteholders will have the right to require us to repurchase their convertible senior notes for cash. In addition, if a takeover constitutes a make whole fundamental change (as defined in the indenture), then we may be required to temporarily increase the conversion rate on our convertible senior notes. In either case, and in other cases, our obligations under the convertible senior notes and the indenture could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that holders of our common shares may view as favorable.
The accounting method for our convertible senior notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the convertible senior notes on our balance sheet, accruing interest expense for the convertible senior notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
Under applicable accounting principles, the liability carrying amount of the convertible senior notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. At inception of the note, we reflected the difference between the net proceeds from the offering of the convertible senior notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the convertible senior notes. As a result of this amortization, the interest expense that we recognize for the convertible senior notes for accounting purposes is greater than the cash interest payments we pay on the convertible senior notes, which results in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock.
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
Patent Rights
As of December 31, 2017, we owned or licensed 305 issued U.S. patents and 250 issued foreign patents. We had 109 pending U.S. patent applications and 125 pending foreign patent applications. It is our practice to file continuation and divisional applications as warranted which may provide additional intellectual property protection if those continuation and divisional applications issue as U.S. patents. Our patents will expire between 2018 and 2038, subject to payment of required maintenance fees, annuities and other charges.

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

Trademarks
We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. As of December 31, 2017, we had 34 U.S. trademark registrations, 82 foreign trademark registrations, 7 pending U.S. applications to register trademarks and 36 foreign applications to register trademarks. However, our trademark applications may not be approved. Third-parties may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

We rely heavily on intellectual property that we license from others, including patented technology that is integral to our devices. We are particularly dependent on our licensing arrangements relating to our MESA technology. We also rely on our licensing arrangement relating to our angle-stable fixation systems and our licensing arrangement relating to our interbody fusion implants. Any of these licensors or other third-party licensors may terminate our license or, in some cases, terminate the limited exclusivity we enjoy under a license, in the event that we fail to make required payments or for other causes. In addition, we may not have the right to enforce licensed patents against third-party infringers, and we thus may be unable to derive full competitive advantage from the licensed patents. Approximately 44%, 46% and 47% of our revenue were derived from sales of products that incorporate licensed technologies for the years ended December 31, 2017, 2016 and 2015, respectively. Furthermore, a number of the patents and patent applications we own were acquired pursuant to assignments which are subject to assignment back to the original licensor if we fail to make required payments or for other causes. If we are unable to maintain our licenses to or ownership of certain patent rights, our ability to compete in the market for spinal surgery devices will be harmed.

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

In addition, we generally indemnify our customers, independent sales agencies and international distributors with respect to infringement by our products of the proprietary rights of third parties. Third-parties may assert infringement claims against our customers, independent sales agencies or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, independent sales agencies or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, independent sales agencies or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

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

As of December 31, 2017, we have had, and continue to have, a small number of product liability claims relating to our products, none of which either individually, or in the aggregate, have resulted, or we believe will result, in a material negative impact on our business. In the future, we may be subject to additional product liability claims, some of which may have a negative impact on our business.

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
International sales of our products represented 24%, 24% and 28% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively. The sale and shipment of our products across international borders, as well as any purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the FCPA and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, suspension or withdrawal of our CE Certificates of Conformity, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, product recalls and withdrawals, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

•	laws and business practices favoring local companies;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	difficulties in maintaining consistency with our internal guidelines in new markets;

•	difficulties in enforcing agreements through certain foreign legal systems;

•	the uncertainty of protection for intellectual property rights in some countries and difficulties in enforcing or defending intellectual property rights internationally;

•	political and economic instability and terrorism; and

•	adverse effects due to changes in the EU or Eurozone membership, including risks associated with the exit of the United Kingdom from the EU.

In the countries where we sell our products through distributors, our distributors operate as independent businesses from us and may, from time to time, have differing strategic objectives. As a result, our ability to collect outstanding receivables and the predictability of future purchases of our products are dependent on the operating performance of these independent businesses.

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

Risks Related to Ownership of Our Common Stock

We are incurring increased costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and NASDAQ. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased our legal and financial compliance costs related to this effort over the past three fiscal years. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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
We have approximately 706.6 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved an aggregate of 1,196,411 shares for future issuance under our 2016 and 2014 Omnibus Incentive Plans. In addition, as of December 31, 2017, we have reserved 189,663 shares of common stock for future issuance under our Employee Stock Purchase Plan (“ESPP”). In addition, we have also reserved up to 2,974,415 shares of our authorized common stock to permit the conversion of all of our outstanding convertible senior notes. Any common stock that we issue, including under our Omnibus Incentive Plans, our ESPP or other equity incentive plans that we may adopt in the future, or from the conversion of our convertible senior notes, would dilute the percentage ownership held by the investors who currently own our common stock.
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
As of December 31, 2017, we had federal net operating loss carryforwards (“NOLs”), to offset future taxable income. A lack of future taxable income would adversely affect our ability to use these NOLs and, as a result of this and other factors, we have taken a valuation allowance against the NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its NOLs to offset future taxable income. In general, a corporation that undergoes an ownership change may use its NOLs for a given year in an amount not greater than the product of the applicable federal long-term tax-exempt rate multiplied by the value of its capital stock immediately before the ownership change, and potentially increased for certain gains recognized by the corporation within five years after the ownership change if it has a net built-in gain in its assets at the time of the ownership change. We underwent such an ownership change in 2010 and 2015, and, as a result, we are limited in our ability to use the portion of our NOLs that existed as of the time of such ownership changes. Because of this limitation and other factors, we have taken a valuation allowance against all of our NOLs. If we experience another ownership change, we would also become limited in our ability to use the portion of any NOLs that did not exist as of the time of the ownership changes that occurred in 2010 or 2015.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
Our corporate headquarters and operations center is located at 600 Hope Parkway SE, Leesburg, Virginia and occupies two adjacent buildings totaling approximately 146,000 square feet. These leased facilities house our research, product development, special instrument and prototype manufacturing, medical education, warehouse and shipping, customer care and administration functions. The lease term expires in September 2031.
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
The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our common stock as reported on the NASDAQ Global Select Market:

	2017		2016
	Sales Price		Sales Price
	High	Low	High	Low
First Quarter	$23.10	$18.55	$20.49	$11.15
Second Quarter	$24.89	$19.64	$17.74	$10.10
Third Quarter	$25.99	$19.58	$18.16	$15.39
Fourth Quarter	$22.98	$16.44	$21.10	$16.32
On February 21, 2018, the last reported sales price of our common stock on the NASDAQ was $19.09 per share and there were approximately 30 holders of our common stock.
Recent Sales of Unregistered Securities
During the fourth quarter ended December 31, 2017, we issued an aggregate of 2,316 shares of our common stock to an independent agent upon exercise of stock options awarded under our 2010 Independent Agent Plan. These shares were granted at an exercise price of $9.26 per share for aggregate consideration of $21,446.
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
We did not declare or pay any dividends on our common stock in the three years ended December 31, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
Equity incentive plans	3,209,479	(1)	$14.26	(2)	1,196,411
Employee stock purchase plan	27,007		—		189,663
(1) Consists of 3,165,387 stock options and 46,247 restricted stock units for future issuance under the Company's 2016 Omnibus Incentive Plan, 2014 Omnibus Incentive Plan and 2010 Equity Incentive Plan..
(2) The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

Performance Graph

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index during the period commencing on May 8, 2014, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes that $100 was invested at the beginning of the period in our common stock and in each of the comparative indices. The stock price performance on the following graph is based on historical results and is not necessarily indicative of future stock price performance.

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
Among K2M Group Holdings, Inc.,
The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables present our selected historical consolidated financial and operating data for the periods indicated. The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the summary consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected statement of operations data for the year ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary financial information below should be read in conjunction with the information contained in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014		2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$258,031	$236,634	$216,007	$186,672		$157,584
Cost of revenue	88,649	82,178	71,791	62,800		50,162
Gross profit	169,382	154,456	144,216	123,872		107,422
Operating expenses:
Research and development	22,247	21,547	19,868	16,302		12,402
Sales and marketing	123,374	111,376	105,635	95,323		80,183
General and administrative	57,218	56,264	54,983	60,216		59,758
Total operating expenses	202,839	189,187	180,486	171,841		152,343
Loss from operations	(33,457)	(34,731)	(36,270)	(47,969)		(44,921)
Other expense:
Foreign currency transaction gain (loss)	1,802	(2,430)	(1,813)	(4,752)		1,477
Discount on prepayment of notes to stockholders	—	—	—	(4,825)		—
Interest expense	(6,964)	(4,425)	(941)	(2,205)		(2,810)
Total other expense, net	(5,162)	(6,855)	(2,754)	(11,782)		(1,333)
Loss before income taxes	(38,619)	(41,586)	(39,024)	(59,751)		(46,254)
Income tax (benefit) expense	(1,474)	74	192	(114)		(8,341)
Net loss	(37,145)	(41,660)	(39,216)	(59,637)		(37,913)
Accretion or write-up of preferred stock	—	—	—	6,879		(19,439)
Net loss attributable to stockholders	$(37,145)	$(41,660)	$(39,216)	$(52,758)		$(57,352)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.87)	$(1.00)	$(0.97)	$(1.65)		$(2.58)
Weighted-average shares outstanding:					1
Basic and diluted	42,739,525	41,729,013	40,237,848	31,887,246		22,238,632

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,964	$45,511	$34,646	$11,411	$7,419
Working capital	99,640	115,904	107,408	66,293	32,549
Total assets	373,127	383,525	374,512	299,191	296,936
Long-term debt, net of discount	39,176	36,894	—	—	19,650
Long-term capital lease obligations	33,812	34,933	34,140	—	—
Total liabilities	130,728	121,957	87,850	40,737	93,670
Total redeemable convertible preferred stock	—	—	—	—	109,081
Total stockholders’ equity	242,399	261,568	286,662	258,454	94,185

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Other Financial Data:
Depreciation and amortization	$26,785	29,212	24,940	$33,324	$36,776
Adjusted EBITDA(1) (unaudited)	(740)	1,437	(142)	(8,838)	(5,266)
(1) Adjusted EBITDA represents net loss plus interest expense, discount on prepayment of notes to stockholders, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net loss	$(37,145)	$(41,660)	$(39,216)	$(59,637)	$(37,913)
Interest expense	6,964	4,425	941	2,205	2,810
Discount on prepayment of notes to stockholders	—	—	—	4,825	—
Income tax (benefit) expense	(1,474)	74	192	(114)	(8,341)
Depreciation and amortization	26,785	29,212	24,940	33,324	36,776
Stock-based compensation expense	5,932	6,956	11,188	5,807	2,879
Foreign currency transaction (gain) loss	(1,802)	2,430	1,813	4,752	(1,477)
Adjusted EBITDA (unaudited)	$(740)	$1,437	$(142)	$(8,838)	$(5,266)

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
Overview
We are a global leader of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. Our complex spine products are used by spine surgeons to treat some of the most difficult and challenging spinal pathologies, such as deformity (primarily scoliosis), trauma and tumor. We believe these procedures typically receive a higher rate of positive insurance coverage and often generate more revenue per procedure as compared to other spine surgery procedures. We have applied our product development expertise in innovating complex spine technologies and techniques to the design, development and commercialization of an expanding number of proprietary minimally invasive surgery (“MIS”) products. These proprietary MIS products are designed to allow for less invasive access to the spine and faster patient recovery times compared to traditional open access surgical approaches. We have also leveraged these core competencies in the design, development and commercialization of an increasing number of products for patients suffering from degenerative spinal conditions.
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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of December 31, 2017, our U.S. sales force consisted of 117 direct sales employees and 109 independent sales agencies, who distribute our products and are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 40 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, use independent sales agencies in Italy and Canada and through independent distributors in other markets such as Australia, Japan and Spain. For 2017, international sales accounted for approximately 23.5% of our revenue. As of December 31, 2017, our international sales force consisted of 41 direct sales employees, 10 independent sales agencies and 25 independent distributors. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence through the expansion of our distribution network and the commercialization of additional products or product line extensions. In 2017, revenue denominated in currencies other than in U.S. Dollars from our international direct markets represented less than 10% of our consolidated revenue.
Components of our Results of Operations
We manage our business globally within one reportable segment, which is consistent with how our management reviews our business, prioritizes investment and resource allocation decisions and assesses operating performance.
Revenue
We market and sell spinal implants, disposables and instruments, primarily to hospitals, for use by surgeons to treat patients with spinal pathologies. In the United States and the international markets where we have direct employee sales locations, which include the United Kingdom, Ireland, Germany, Austria and Switzerland, we manage and maintain the sales relationships with our hospital customers. In those international markets where we utilize independent distributors, we do not manage or maintain the sales relationships with the hospital customers. We do, however, support our distributor partners by providing product training, medical education and engineering expertise to surgeons practicing in these markets.
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
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to our distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred to the distributor, typically at the time of shipment from our operations center. All such sales to distributors are not subject to contingencies and are, therefore, final. International revenue was 23.5%, 23.5% and 28.1% of total revenue for 2017, 2016 and 2015, respectively.
We generated 56.2%, 55.6% and 56.0% of our U.S. revenue from the sale of our complex spine and MIS products for 2017, 2016 and 2015, respectively. We expect that these core product categories will continue to be significant contributors to our revenue growth in the future.
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
Cost of Revenue
Except for certain specialty products that we manufacture in-house, our instruments, spinal implants and related offerings are manufactured to our specifications by third-party suppliers who meet our manufacturer qualification standards. Our third-party manufacturers meet FDA, ISO and other country-specific quality standards supported by our internal specifications and procedures. Substantially all of our suppliers manufacture our products in the United States. Our cost of revenue consists primarily of costs of products purchased from our third-party suppliers, amortization of surgical instruments, inventory reserves, royalties, inbound shipping, inspection and related costs incurred in making our products available for sale or use. Cost of revenue also includes related personnel and consultants’ compensation and stock-based compensation expense. We expect our cost of revenue to increase in absolute terms due primarily to increased sales volume and changes in the geographic mix of our sales as our international operations tend to have a higher cost of revenue as a percentage of sales.
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
Sales and Marketing
Sales and marketing expenses primarily consist of commissions to our independent distributors, as well as compensation, commissions, benefits and other related costs, including stock-based compensation, for personnel employed in our sales, marketing and clinical sales support departments. Sales and marketing also includes the costs of medical education, training, sales related shipping and corporate communications activities. We expect our sales and marketing expenses will increase in absolute terms due to increased sales volume, the continued expansion of our sales force and the continued commercialization of new products.
General and Administrative

General and administrative expenses include compensation, benefits and other related costs, including stock-based compensation for personnel employed in our executive management, finance, regulatory, IT, legal and human resource departments, as well as facility costs and costs associated with consulting and other finance, legal, IT and human resource services provided by third parties. We include legal and litigation expenses as well as costs related to the development and protection of our intellectual property portfolio in general and administrative expenses. We expect our general and administrative expenses to continue to increase in absolute dollars as we hire additional personnel to support the growth of our business. In addition, we expect to incur additional expenses as a result of no longer being an “emerging growth company”. General and administrative expenses also include amortization expense of certain of our intangible assets.
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
On December 22, 2017, the Tax Cuts and Jobs Act (H.R.1) was enacted, impacting taxpayers in the United States. Among other changes, the Tax Cuts and Jobs Act reduced the federal corporate tax rate to 21%. As a result of this change, our domestic deferred tax assets and liabilities are reported at December 31, 2017 using the newly enacted federal corporate rate. As a result, we reported a $1.4 million income tax benefit in 2017.
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
Nonetheless, we face a number of challenges and uncertainties, as further discussed in Item 1A - Risk Factors-Risks Related to Our Business and Our Industry, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions, catastrophes or other disruptions or conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursement in the United States and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing distribution and surgeon network;

•
dependence on our network of direct sales employees, independent sales agencies and international distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the exit of the United Kingdom from the European Union, such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue	$258,031	$236,634	$216,007
Cost of revenue	88,649	82,178	71,791
Gross profit	169,382	154,456	144,216
Operating expenses:
Research and development	22,247	21,547	19,868
Sales and marketing	123,374	111,376	105,635
General and administrative	57,218	56,264	54,983
Total operating expenses	202,839	189,187	180,486
Loss from operations	(33,457)	(34,731)	(36,270)
Other expense:
Foreign currency transaction gain (loss)	1,802	(2,430)	(1,813)
Interest expense	(6,964)	(4,425)	(941)
Total other expense, net	(5,162)	(6,855)	(2,754)
Loss before income taxes	(38,619)	(41,586)	(39,024)
Income tax (benefit) expense	(1,474)	74	192
Net loss	$(37,145)	$(41,660)	$(39,216)

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Year Ended December 31,
	2017	2016	$ Increase	% Change
	(In thousands)
United States	$197,312	$181,078	$16,234	9.0%
International	60,719	55,556	5,163	9.3%
Total revenue	$258,031	$236,634	$21,397	9.0%

Total revenue increased $21.4 million, or 9.0% to $258.0 million for 2017 from $236.6 million for 2016. The increase in revenue was primarily driven by $16.7 million in greater sales volume from new surgeon users in the United States and a $8.4 million increase as surgeons upgraded to our newest product offerings in the United States, partially offset by a reduction in revenue in certain international markets, primarily the United Kingdom, Spain, and India. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.

U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Year Ended December 31,
	2017	2016	$ Increase	% Change
	(In thousands)
Complex spine	$77,529	$71,915	$5,614	7.8%
Minimally invasive	33,257	28,711	4,546	15.8%
Degenerative	86,526	80,452	6,074	7.5%
Total U.S. revenue	$197,312	$181,078	$16,234	9.0%

U.S. revenue increased $16.2 million, or 9.0% to $197.3 million for 2017 from $181.1 million for 2016. Sales in our complex spine, MIS and degenerative categories represented 39.3%, 16.9% and 43.9% of U.S. revenue, respectively, for 2017 compared to 39.7%, 15.9% and 44.4% of U.S. revenue, respectively, for 2016. The overall U.S. revenue growth was driven by increased revenue from new surgeon users of $16.7 million and existing surgeons upgrading to our newest product offerings of $8.4 million. The complex spine category growth of $5.6 million reflects increased surgeon usage of our EVEREST systems of $6.7 million and increased usage of our CASCADIA interbody devices of $1.4 million. The MIS category growth of $4.5 million reflects increased surgeon usage of our EVEREST minimally invasive products of $2.5 million and increased surgeon usage of our CASCADIA interbody devices of $3.9 million. The degenerative category growth of $6.1 million primarily reflects increased surgeon usage of our CASCADIA interbody devices of $6.4 million and increased surgeon usage of our biomaterials portfolio of $2.1 million.
International Revenue
International revenue increased $5.2 million, or 9.3%, to $60.7 million for 2017 from $55.6 million for 2016. International revenue increased primarily as a result of increased surgical set investments by our distributor partners in Australia and Denmark, as well as increased surgical volumes in Germany and Italy, partially offset by a reduction in surgical set investments by our distributor partners in Spain, India, and lower surgical volumes in the United Kingdom.
Cost of Revenue
Cost of revenue increased $6.5 million, or 7.9%, to $88.6 million for 2017 from $82.2 million for 2016. The increase was primarily due to increased sales volume. In addition, surgical instrument amortization expense, increased $0.4 million, or 2.9%, to $14.1 million for 2017 from $13.7 million in 2016. The increase in amortization expense is primarily a result of increased investment in surgical instruments. The cost of revenue associated with the medical device excise tax in the United States was approximately $0.0 million and $(0.9) million for 2017 and 2016, respectively, as a result of recoveries of excise tax overpayments recognized in 2016.
Gross Profit
Gross profit increased as a percentage of revenue to 65.6% for 2017, from 65.3% for 2016. The increase in gross profit as a percentage of revenue is primarily due to lower inventory reserve allowances.
Research and Development
Research and development expenses increased $0.7 million, or 3.2%, to $22.2 million for 2017 from $21.5 million for 2016. The increase was primarily due to increased development activities related to products in our pipeline.
Sales and Marketing
Sales and marketing expenses increased $12.0 million, or 10.8%, to $123.4 million for 2017 from $111.4 million for 2016. The increase was primarily due to increased sales commissions as a result of higher sales volume, increased travel expense, and higher shipping expenses.
General and Administrative
General and administrative expenses increased $0.9 million, or 1.7%, to $57.2 million for 2017 from $56.3 million for 2016. The increase was primarily due to increased spending on outside services and fees, including third-party legal fees and accounting compliance fees. General and administrative expenses includes amortization of intangible assets of $6.8 million and $10.4 million for 2017 and 2016, respectively.

Other Expense, net
Other expense, net, decreased $1.7 million, or 24.7% to $(5.2) million of expense for 2017 from $(6.9) million for 2016. The decrease in other expense, net was primarily attributable to an increase of $4.3 million in unrealized gains from foreign currency remeasurement on intercompany payable balances, partially offset by an increase in interest expense of $2.5 million as a result of a full year’s interest expense impact on our convertible senior notes, which were issued in August 2016.
Income Tax (Benefit) Expense
Income tax benefit increased $1.5 million in 2017 to $1.4 million. The increase in the income tax benefit is attributable to a reduction in our deferred tax liabilities at December 31, 2017 as a result of lower federal corporate tax rates in the United States which were enacted in December 2017 following passage of the Tax Cuts & Jobs Act. Our effective tax rate calculated as a percentage of loss before income taxes was 3.8% for 2017, as compared to (0.2)% for 2016.
Net Loss
Net loss decreased $4.6 million, or 10.8%, to $37.1 million for 2017 from $41.7 million for 2016. The decrease in our net loss was primarily attributable to lower intangible amortization expense and gains from foreign currency remeasurement on intercompany payable balances.
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

Total revenue increased $20.6 million, or 9.5%, to $236.6 million for 2016 from $216.0 million for 2015. The increase in revenue was primarily driven by $16.7 million in greater sales volume from new surgeon users in the United States and a $14.1 million increase as surgeons upgraded to our newest product offerings in the United States, partially offset by a reduction in revenue in our international markets, primarily in Australia, United Kingdom, Saudi Arabia and Japan. The increases in the United States were offset in part by a decrease in revenue from our existing customer base.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages:

	Year Ended December 31,
	2016	2015	$ Increase	% Change
	(In thousands)
Complex spine	$71,915	$63,398	$8,517	13.4%
Minimally invasive	28,711	23,633	$5,078	21.5%
Degenerative	80,452	68,260	$12,192	17.9%
Total U.S. revenue	$181,078	$155,291	$25,787	16.6%
U.S. revenue increased $25.8 million or 16.6% , to $181.1 million for 2016 from $155.3 million for 2015. Sales in our complex spine, MIS and degenerative categories represented 39.7%, 15.9% and 44.4% of U.S. revenue, respectively, for 2016, compared to 40.8%, 15.2% and 44.0% of U.S. revenue, respectively, for 2015. The overall U.S. revenue growth was driven by increased revenue from new surgeon users of $16.7 million and existing surgeons upgrading to our newest product offerings of $14.1 million. The complex spine category growth of $8.5 million reflects increased surgeon usage of our EVEREST systems of $6.1 million, increased usage of our CASCADIA interbody devices of $1.5 million, and increased usage of our CAPRI thoraco-lumbar corpectomy device of $0.8 million. The MIS category growth of $5.1 million reflects increased surgeon usage of our EVEREST minimally invasive products of $3.7 million and increased surgeon usage of our CASCADIA interbody devices of $3.4 million. The degenerative category growth of $12.2 million primarily reflects increased surgeon usage of our CASCADIA interbody devices of $8.8 million and increased surgeon usage of our EVEREST systems of $3.5 million.
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
    Gross Profit
Gross profit decreased as a percentage of revenue to 65.3% for 2016 from 66.8% for 2015. The decrease in gross profit as a percentage of revenue is primarily due to higher inventory reserve allowances and decreased capitalization of overhead costs to inventory.
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
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(37,145)	$(41,660)	$(39,216)
Interest expense	6,964	4,425	941
Income tax (benefit) expense	(1,474)	74	192
Depreciation and amortization	26,785	29,212	24,940
Stock-based compensation expense	5,932	6,956	11,188
Foreign currency transaction (gain) loss	(1,802)	2,430	1,813
Adjusted EBITDA	$(740)	$1,437	$(142)
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
On August 11, 2016, we completed the issuance of $50.0 million aggregate principal amount of 4.125% of convertible senior notes due 2036 for which we received net proceeds of approximately $47.1 million. With a portion of these proceeds, we retired all borrowings outstanding under our revolving credit facility of $19.5 million. The remaining net proceeds are being used for general corporate purposes. For further details regarding the convertible senior notes, please refer to “Indebtedness” below.
As of December 31, 2017, our cash and cash equivalents were $24.0 million compared to cash and cash equivalents as of December 31, 2016 of $45.5 million. As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility and had approximately $49.0 million of unused borrowing capacity, which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the new headquarters and operations facilities lease.
As of December 31, 2017, we had working capital of $99.6 million, compared to $115.9 million as of December 31, 2016.
Our principal long-term liquidity need is working capital to support the continued growth of our business through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with the proceeds from our stock offerings, convertible senior note issuances, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations. We expect to borrow on our revolving credit facility during the first half of 2018. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
Although we believe that these sources will provide sufficient liquidity for us to meet our long-term capital needs, our liquidity and our ability to fund these needs will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control as discussed in Part I - Item 1A Risk Factors. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and changes in the regulatory environment. If these factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, sales trends, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
We are actively exploring acquisition, investment or strategic partnership opportunities to further enhance our product portfolio or development pipeline for future products. We expect these opportunities may result in additional expense or an increase in intellectual property assets when any such agreements are completed or over the period of development of such technologies.  In some cases, the development period of the technologies and related expense may extend multiple years in advance of revenue generation. For instance, in October 2017, we acquired and began to market the PALO ALTO Cervical Static Corpectomy Cage System from Cardinal Spine, a privately-held medical device company, for an upfront payment, additional milestone payments should the related milestone conditions be met and a royalty on the net sales of products incorporating certain of the intellectual property acquired.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in operating activities	$(12,813)	$(13,298)	$(18,310)
Net cash used in investing activities	(17,883)	(24,413)	(14,280)
Net cash provided by financing activities	8,424	49,133	56,226
Effect of exchange rate on cash	725	(557)	(401)
Net change in cash and cash equivalents	$(21,547)	$10,865	$23,235
Cash Used in Operating Activities
Net cash used in operating activities decreased $0.5 million to $12.8 million for 2017 from $13.3 million for 2016. The decrease in net cash used in operating activities was primarily the result of a smaller increase in accounts receivable compared to the increase in accounts receivable in the preceding year as a result of the timing of collections from customers in-part offset by the increase in inventory balances compared to the preceding year and higher balances of accounts payable and accrued expenses compared to December 31, 2016.
Net cash used in operating activities decreased $5.0 million to $13.3 million for 2016 from $18.3 million for 2015. The decrease in net cash used in operating activities was primarily the result of the timing of payments of accounts payable and accrued expenses and a smaller increase in inventory than in the preceding year, partially offset by the increase in trade accounts receivable as a result of higher revenue and the timing of customer collections.
    Cash Used in Investing Activities
Net cash used in investing activities decreased $6.5 million to $17.9 million for 2017 from $24.4 million for 2016. The decrease in net cash used in investing activities was primarily attributable to leasehold build-out costs and investments in furniture and equipment incurred in 2016 related to the transition to our corporate headquarters and operations facilities, which did not recur in 2017. This decrease in cash outflows in 2017 was offset by an increase in purchases of surgical instruments and intangible assets.
Net cash used in investing activities increased $10.1 million to $24.4 million for 2016 from $14.3 million for 2015. The increase in net cash used in investing activities was primarily attributable to leasehold build-out costs and investments in furniture and equipment that were placed in service in connection with the transition to our corporate headquarters and operations facilities and increased purchases of surgical instruments.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $40.7 million to $8.4 million for 2017 from $49.1 million for 2016. Cash provided by financing activities in 2017 included principal payments under our capital lease obligation for our corporate headquarters and operations facilities and proceeds we received from the exercise of stock-based awards issued mainly to our employees. The decrease in net cash provided by financing activities is primarily related to 2016 events that did not occur in 2017. During 2016, we received net proceeds of $47.1 million from our convertible senior notes issuances which did not recur in 2017, partially offset by increases in exercises of benefit plans.
Net cash provided by financing activities decreased $7.1 million to $49.1 million for 2016 from $56.2 million for 2015. The decrease in net cash provided by financing activities was primarily the result of lower proceeds raised in financing events in 2016. During 2016, we issued our convertible senior notes for which we received net proceeds of $47.1 million Notes issuance compared to proceeds from issuances of our common stock of $54.2 million in 2015.
Capital Expenditures
Our capital expenditures were $15.0 million, $29.7 million and $13.7 million for 2017, 2016 and 2015, respectively, consisting primarily of purchases of consigned instrumentation to support surgical sales and expansion of our global distribution network, and software and equipment expenditures to support logistics and administration functions. In 2016, we also incurred capital expenditures of approximately $8.9 million net of changes in restricted cash related to the build-out of tenant improvements and purchases of equipment for our corporate headquarters and operations facilities, which did not recur in 2017. We expect to purchase additional surgical instruments and continue to expand our global distribution network in 2018. We expect to fund our long-term liquidity needs with cash and cash equivalents, availability under our revolving credit facility (which may vary due to changes in our borrowing base) and cash flow from operations.
Indebtedness
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. The credit facility, as amended, consists of a revolving credit facility of $55.0 million with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. The credit facility expires on April 26, 2019.
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
The revolving credit facility contains various financial covenants and negative covenants with which the Company must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit the Company’s ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at December 31, 2017.
As of December 31, 2017 and 2016, we had no outstanding borrowings on the revolving credit facility. As of December 31, 2017, we had approximately $49.0 million of unused borrowing capacity, which is net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the new headquarters and operations facilities lease.
Convertible Senior Notes
On August 11, 2016, we issued $50.0 million aggregate principal amount of convertible senior notes due 2036 (the “Notes”). The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2017, and mature on August 15, 2036, unless earlier converted, redeemed or repurchased by us. We received net proceeds from the sale of the Notes of approximately $47.1 million and used a portion of such proceeds to repay approximately $19.5 million of borrowings under our revolving credit facility and for general corporate purposes.
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
Noteholders may convert their Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016, if the last reported sale price per share of our common stock for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock; (4) if we call the Notes for redemption and (5) at any time from, and including, February 15, 2036 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 45.7603 shares per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $21.85 per share, and is subject to adjustment. If a “make-whole fundamental change” occurs on or before August 15, 2021, then we will in certain circumstances increase the conversion rate for a specified period of time.
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

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2017:

	Total	< 1 Year	1-3 Years	4-5 Years	After 5 Years
(dollars in thousands)
Revolving credit facility(1)	$—	$—	$—	$—	$—
Convertible senior notes(2)	50,000	—	—	—	50,000
Capital lease obligations	54,176	3,350	6,953	7,306	36,567
Operating lease obligations	2,130	648	1,034	448	—
Purchase obligations	375	—	375	—	—
Minimum IP obligations(3)	4,156	615	1,180	1,157	1,204
	$110,837	$4,613	$9,542	$8,911	$87,771

(1)	There were no amounts drawn on our $55.0 million revolving credit facility as of December 31, 2017.

(2)
Represents aggregate principle amount outstanding of 4.125% convertible senior notes due August 15, 2036. Such convertible senior notes may be redeemed or converted into shares of K2M common under certain circumstances at Maturity or earlier under certain circumstances as described in Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements
As of December 31, 2017, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on our corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have reviewed our policies and determined that those policies remain our critical accounting policies as of and for December 31, 2017.
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

Excess and Obsolete Inventory
We state inventory at the lower of cost or net realizable value using a weighted-average cost method. The majority of our inventory is finished goods, because we utilize third-party suppliers to source most of our products. We evaluate the carrying value of our inventory in relation to the estimated forecast of product demand, which takes into consideration the estimated life cycle of product releases. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand, which could lead to additional reserves for excess and obsolete inventory.
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
In addition, we continue to introduce new products and product innovations, which we believe will increase our revenue and enhance our relationships with surgeons and hospitals. As a result, we may be required to take charges for excess and/or obsolete inventory, which may have a significant impact on the value of our inventory and our results of operations. Charges incurred for excess and obsolete inventory and other inventory reserves which are included in cost of revenue, totaled $4.4 million, $5.6 million and $1.7 million in December 31, 2017, 2016 and 2015, respectively.
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
Our evaluation of goodwill completed in each of the three years ended December 31, 2017 resulted in no impairment losses.
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
Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards without performance vesting requirements and shares issued under our Employee Stock Purchase Plan (“ESPP”). The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. Because we have been a public company for a limited time and have a limited operating history, we utilize the historical stock price volatility from a representative group of public companies, including our own to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, including those who have similar characteristics to us, such as stage of life cycle and size. We expect to continue to utilize a combination of historical volatility of the representative group along with K2M experienced volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available.
We use the simplified method as prescribed by SEC Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends on our common stock and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The fair value of restricted stock and restricted stock units (“RSUs”) awarded is based on the market price of our common stock on the date of grant. We account for forfeitures and stock-based awards as they occur.
Stock-based compensation expense totaled $5.9 million, $7.0 million and $11.2 million for the twelve months ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017, there was approximately $4.6 million of unrecognized stock-based compensation expense for restricted stock and RSUs, which is expected to be recognized over a weighted average period of approximately 1.86 years, and $4.7 million of unrecognized stock-based compensation expense underlying option awards, which is expected to be recognized over a weighted-average remaining vesting period of approximately 1.98 years.
Recently Issued Accounting Pronouncements
Refer to Note 1 - General and Summary of Significant Accounting Policies included in Item 8 of this Form 10-K for further information about new accounting pronouncements adopted in 2017 and accounting pronouncements recently issued but not yet effective.
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
Foreign Exchange Risk
We operate in countries other than the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of December 31, 2017, revenue denominated in currencies other than U.S. Dollars represented less than 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements. We recorded a foreign currency transaction gain (loss) of $1.8 million, $(2.4) million and $(1.8) million in 2017, 2016 and 2015, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation (loss) income of $2.6 million, $(3.7) million and $0.1 million in 2017, 2016 and 2015, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 14.4%, 14.3% and 18.9% of our revenue for 2017, 2016 and 2015, respectively and represented 31.8% and 32.0% of our net accounts receivable as of December 31, 2017 and 2016, respectively. Accounts receivable from one of these distributors approximated 11% and 12% of total accounts receivable as of December 31, 2017 and 2016, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

We carried out the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, were not effective at the reasonable assurance level as of December 31, 2017 due to the material weaknesses described below.
As further discussed below under “Management’s Report on Internal Control Over Financial Reporting,” management has identified material weaknesses in its IT general controls and its process-level manual and automated controls for certain key IT systems, which are part of its internal control over financial reporting. We have developed a remediation plan for such weaknesses, which is described below under “Remediation of Material Weaknesses.”
Notwithstanding the identified material weaknesses and management’s assessment that internal control over financial reporting was not effective as of December 31, 2017, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States.

(b)	Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified the following deficiencies in internal control over financial reporting as described below:
Management identified deficiencies within its IT general controls over the design of ineffective segregation of duties of IT personnel in their program change process and access controls affecting IT operating systems, databases and IT applications for certain of our key IT systems. Process-level automated controls and manual controls that were dependent upon the information derived from these IT systems are also determined to be ineffective. We believe these deficiencies were the result of an inadequate IT risk assessment process which does not identify the appropriate changes necessary to address program changes and access controls related to these IT systems.
The control deficiencies described above resulted in no misstatements in our consolidated financial statements, however, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis. As a result, management concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.
The material weaknesses did not result in any restatements of the Company’s consolidated financial statements or disclosures for any prior period previously reported by the Company. Our independent registered public accounting firm, KPMG LLP, has issued its report dated February 28, 2018, which expressed an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017, which is included on page F-2 of our financial statements.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP as stated in their report below.

(c)	Remediation of Material Weaknesses
Our Board of Directors and management take internal controls over financial reporting and the integrity of the Company's financial statements seriously. We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to the material weaknesses are designed appropriately and will operate effectively. The remediation actions we are taking include the following:

•	address any user access deficiencies by further segregating or removing conflicting access of certain IT users; and

•
establish an enhanced change management process and controls over IT operating systems, databases, IT applications and reports created from certain key IT systems to be used in the financial reporting process.

Management believes that these efforts will effectively remediate the material weaknesses. However, these weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal controls over financial reporting within the area of IT general controls, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

(d)	Changes in Internal Control over Financial Reporting

Except for the changes noted in the preceding paragraph entitled “Remediation of Material Weaknesses,” there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
K2M Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited K2M Group Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operation, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective information technology (“IT”) general controls over program change process and access controls affecting IT operating systems, databases and IT applications for certain of the Company’s key IT systems; ineffective process-level automated controls and manual controls that are dependent upon the information derived from these IT systems; and inadequate IT risk assessment process which does not identify the appropriate changes necessary to address program changes and access controls related to these IT systems have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
McLean, Virginia
February 28, 2018

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

3.2	Amended and Restated Bylaws of K2M Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2017 (No. 001-36443))
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
10.1
Credit Agreement, dated as of October 29, 2012, among K2M Holdings, Inc., as a Guarantor, K2M, Inc. and K2M UK Limited, jointly and severally as Borrowers, the Guarantors from time to time parties thereto, the several lenders from time to time parties thereto and Silicon Valley Bank, as Administrative Agent, Issuing Lender and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.2
Waiver and First Amendment to Credit Agreement entered into as of May 20, 2013 by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.3
Second Amendment to Credit Agreement entered into as of February 26, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.4
Third Amendment to Credit Agreement entered into as of April 30, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on May 2, 2014 (No. 333-194550))

10.5
Fourth Amendment to Credit Agreement entered into as of October 21, 2014, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2014 (No. 001-36433))

10.6
Fifth Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement entered into as of January 7, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2015 (No. 001-36433))

10.7
Sixth Amendment to Credit Agreement entered into as of May 8, 2015, by and among K2M Holdings, Inc., K2M, Inc. and K2M UK Limited, as borrowers, the several banks and other financial institutions or entities party thereto, Silicon Valley Bank, as the Issuing Lender and the Swingline Lender, and Silicon Valley Bank, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 12, 2015 (No. 001-36433)).

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

10.10
Ninth Amendment dated August 8, 2016 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2016 (File No. 001-36443))

10.11
Tenth Amendment dated October 6, 2017 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2017 (No. 001-36443))

Exhibit Number		Description
10.12
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

10.14
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

10.18	†
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

10.21	†
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

10.23	†
Second Amendment, dated as of February 22, 2017, to Employment Agreement, effective as of August 12, 2010, by and between K2M, Inc. and Dr. John Kostuik (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

10.24	†
Amended and Restated K2M, Inc. 2006 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.25	†
Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Stock Option and Grant Plan and Stock Restriction Agreement (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

10.26	†	K2M Group Holdings, Inc. 2010 Equity Award Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))
10.27	†
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

10.29	†
K2M Group Holdings, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-194550))

Exhibit Number		Description
10.30	†	K2M, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))
10.31	†
Form of Option Agreement under the K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on January 28, 2015 (No. 333-201597))

10.32	†
Form of Restricted Stock Unit Award Agreement under the K2M Group Holdings, Inc. 2010 Equity Award Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 filed on April 22, 2014 (No. 333-194550))

10.33	†	Form of Restricted Stock Agreement under the K2M Group Holdings, Inc. 2014 Omnibus Incentive Plan (filed herewith)
10.34	†	K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 14, 2016 (File No. 001-36443))
10.35	†
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

10.37	†
Form of Restricted Stock Unit Agreement under the K2M Group Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2017 (No. 001-36443))

10.38	†
K2M Group Holdings, Inc. 2010 Independent Agent Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.39
Deed of Lease, made as of December 10, 2014, by and between TC Oaklawn Owner, LLC and K2M Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on December 12, 2014 (No. 001-36443))

10.40
Exclusive License Agreement, dated as of September 2, 2004, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.41
Amendment to Exclusive License Agreement, entered into as of February 17, 2010, by and between Spinal LLC and K2M, LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.42
Asset Purchase Agreement, made and entered into as of November 21, 2011, by and between K2M, Inc. and Nexgen Spine, Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.43
Royalty Agreement, made and effective as of April 1, 2007, between K2M, Inc. and Josef Gorek, M.D. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.44
Assignment and Earn-Out Agreement, made and entered into as of March 8, 2004, by and between K2 Medical, LLC, as assignee, and Fastenetix, LLC, Third Millenium Engineering, LLC, J7 Summit Medical Group, LLC, Techsys Medical, LLC, Bones Consulting, LLC and Josef Gorek (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.45
Addendum, dated as of September 27, 2005, to the Assignment and Earn-out Agreement by and between K2 Medical, LLC and Fastenetix, LLC, Third Millenium Engineering, LLC, J7 Summit Medical Group, LLC, Techsys Medical, LLC and Bones Consulting, LLC (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2014 (No. 333-194550))

10.46
License Agreement, dated as of May 19/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 filed on April 7,2014 (No. 333-194550))

10.47
Additional Agreement to License Agreement, dated as of June 14/June 12, 2006, between Prof. Dr. Dietmar Wolter and K2M, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 April 7, 2014 (No. 333-194550))

Exhibit Number	Description
10.48
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

10.51
Registration Rights Agreement, dated August 12, 2010, by and among K2M Group Holdings, Inc., Welsh, Carson, Anderson & Stowe XI, L.P., FFC Partners III, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 April 22, 2014 (No. 333-194550))

21.1	List of Subsidiaries (filed herewith)
23.1	Consent of KPMG LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
23.3	Consent of iData Research, Inc. (filed herewith)
24.1	Power of Attorney (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (A)
101 SCH	XBRL Taxonomy Extension Schema Document (A)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)

†	Identifies exhibits that consist of a management contract or compensatory plan or arrangement.

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

K2M Group Holdings, Inc. (Registrant)

Date: February 28, 2018	By:	/s/ Eric D. Major
		Name:	Eric D. Major
		Title:	Chairman, President and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Eric D. Major	Chairman, President and Chief Executive Officer	February 28, 2018
Eric D. Major

/s/ Gregory S. Cole	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Gregory S. Cole

*	Chief Medical Officer and Director	February 28, 2018
John P. Kostuik, M.D.

/s/ George Z. Moratis	Global Accounting Officer (Principal Accounting Officer)	February 28, 2018
George Z. Moratis

*	Director	February 28, 2018
Brett P. Brodnax

*	Director	February 28, 2018
Carlos A. Ferrer

*	Lead Independent Director	February 28, 2018
Daniel A. Pelak

*	Director	February 28, 2018
Paul B. Queally

*	Director	February 28, 2018
Raymond A. Ranelli

*	Director	February 28, 2018
Sean M. Traynor

	* By: /s/ Eric D. Major	February 28, 2018
Attorney-in Fact

K2M GROUP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
K2M Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of K2M Group Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2016.
McLean, Virginia
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
K2M Group Holdings, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows of K2M Group Holdings, Inc. (the Company) for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of K2M Group Holdings, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tysons, Virginia
March 3, 2016

K2M GROUP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,964	$45,511
Accounts receivable, net	50,474	46,430
Inventory, net	71,424	61,897
Prepaid expenses and other current assets	7,842	6,147
Total current assets	153,704	159,985
Property, plant and equipment, net	49,200	50,714
Surgical instruments, net	26,250	24,810
Goodwill	121,814	121,814
Intangible assets, net	18,899	22,758
Other assets	3,260	3,444
Total assets	$373,127	$383,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,122	$973
Accounts payable	20,495	15,367
Accrued expenses	22,233	15,673
Accrued payroll liabilities	10,214	12,068
Total current liabilities	54,064	44,081
Convertible senior notes	39,176	36,894
Capital lease obligation, net of current maturities	33,812	34,933
Deferred income taxes, net	3,360	5,017
Other liabilities	316	1,032
Total liabilities	130,728	121,957
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,389,576 and 42,291,352 shares issued and 43,373,611 and 42,282,741 shares outstanding, respectively	43	42
Additional paid-in capital	491,012	474,512
Accumulated deficit	(249,221)	(211,081)
Accumulated other comprehensive income (loss)	876	(1,771)
Treasury stock, at cost, 15,965 and 8,611 shares, respectively	(311)	(134)
Total stockholders’ equity	242,399	261,568
Total liabilities and stockholders’ equity	$373,127	$383,525

See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$258,031	$236,634	$216,007
Cost of revenue	88,649	82,178	71,791
Gross profit	169,382	154,456	144,216
Operating expenses:
Research and development	22,247	21,547	19,868
Sales and marketing	123,374	111,376	105,635
General and administrative	57,218	56,264	54,983
Total operating expenses	202,839	189,187	180,486
Loss from operations	(33,457)	(34,731)	(36,270)
Other expense, net:
Foreign currency transaction gain (loss)	1,802	(2,430)	(1,813)
Interest expense	(6,964)	(4,425)	(941)
Total other expense, net	(5,162)	(6,855)	(2,754)
Loss before income taxes	(38,619)	(41,586)	(39,024)
Income tax (benefit) expense	(1,474)	74	192
Net loss	(37,145)	(41,660)	(39,216)
Net loss per share
Basic and diluted	$(0.87)	$(1.00)	$(0.97)
Weighted average common shares outstanding:
Basic and diluted	42,739,525	41,729,013	40,237,848
See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(37,145)	$(41,660)	$(39,216)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,647	(3,660)	62
Other comprehensive (loss) income	2,647	(3,660)	62
Comprehensive loss	$(34,498)	$(45,320)	$(39,154)
See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	37,366,098	$37	—	$—	$386,795	$(130,205)	$1,827	$258,454
Net loss	—	—	—	—	—	(39,216)	—	(39,216)
Other comprehensive income	—	—	—	—	—	—	62	62
Stock-based compensation	—	—	—	—	11,188	—	—	11,188
Issuance of common stock, net of issuance costs	2,907,490	3	—	—	54,154	—	—	54,157
Issuance and exercise of stock-based compensation benefit plans, net of income tax	1,064,104	1	—	—	2,016	—	—	2,017
Balance at December 31, 2015	41,337,692	41	—	—	454,153	(169,421)	1,889	286,662
Net loss	—			—	—	(41,660)	—	(41,660)
Other comprehensive loss	—	—	—	—	—	—	(3,660)	(3,660)
Stock-based compensation	—	—	—	—	6,956	—	—	6,956
Convertible senior notes equity conversion option	—	—	—	—	11,666	—	—	11,666
Debt issuance costs allocated to equity and other	—	—	—	—	(640)	—	—	(640)
Issuance and exercise of stock-based compensation benefit plans, net of income tax	953,660	1	8,611	(134)	2,377	—	—	2,244
Balance at December 31, 2016	42,291,352	$42	8,611	$(134)	$474,512	$(211,081)	$(1,771)	$261,568
Adjustment for modified retrospective adjustment of accounting standard	—	—	—	—	995	(995)	—	—
Net loss	—	—	—	—	—	(37,145)	—	(37,145)
Other comprehensive loss	—	—	—	—	—	—	2,647	2,647
Stock-based compensation	—	—	—	—	5,932	—	—	5,932
Issuance and exercise of stock-based compensation benefit plans, net of income tax	1,098,224	1	7,354	(177)	9,573	—	—	9,397
Balance at December 31, 2017	43,389,576	$43	15,965	$(311)	$491,012	$(249,221)	$876	$242,399

See accompanying notes to consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(37,145)	$(41,660)	$(39,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,785	29,212	24,940
Provision for inventory reserve	4,371	5,572	1,680
Provision for allowance for doubtful accounts	347	68	319
Stock-based compensation	5,932	6,956	11,188
Accretion of discounts and amortization of issuance costs of convertible senior notes	2,358	1,604	—
Deferred income taxes	(1,657)	(33)	—
Other	(14)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,834)	(9,381)	(5,082)
Inventory	(6,965)	(3,439)	(8,766)
Prepaid expenses and other assets	(9,741)	(10,256)	(9,738)
Accounts payable, accrued expenses, and accrued payroll liabilities	5,750	8,059	6,365
Net cash used in operating activities	(12,813)	(13,298)	(18,310)
Investing activities
Purchase of surgical instruments	(11,066)	(12,275)	(10,905)
Purchase of property, plant and equipment	(3,920)	(17,439)	(2,787)
Changes in cash restricted for leasehold improvements	61	6,608	—
Purchase of intangible assets	(2,958)	(1,307)	(588)
Net cash used in investing activities	(17,883)	(24,413)	(14,280)
Financing activities
Borrowings on bank line of credit	—	19,500	25,000
Payments on bank line of credit	—	(19,500)	(25,000)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	47,108	—
Proceeds from issuances of common stock, net of issuance costs	—	—	54,209
Principal payments under capital lease	(973)	(219)	—
Issuances and exercise of stock-based compensation benefit plans, net of income tax	9,397	2,244	2,017
Net cash provided by financing activities	8,424	49,133	56,226
Effect of exchange rate changes on cash and cash equivalents	725	(557)	(401)
Net change in cash and cash equivalents	(21,547)	10,865	23,235
Cash and cash equivalents at beginning of period	45,511	34,646	11,411
Cash and cash equivalents at end of period	$23,964	$45,511	$34,646

Significant non-cash investing activities
Buildings under capital lease	$—	$—	$26,469
Leasehold improvements, including property under capital lease	$—	$171	$6,884
Additions to property, plant and equipment	$250	$—	$—

Significant non-cash financing activities
Capital lease obligation	$—	$1,708	$33,938
Accretion of discount on convertible senior notes	$2,281	$807	$—
Common stock offering costs	$—	$—	$52

Cash paid for:
Income taxes	$168	$159	$126
Interest	$2,231	$382	$428
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
Description of Business
K2M Group Holdings, Inc. was formed as a Delaware corporation on June 29, 2010. On July 2, 2010, K2M, Inc., a company initially incorporated in 2004, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Altitude Group Holdings, Inc. (“Altitude”) and Altitude Merger Sub, Inc. (“Merger Sub”). Altitude was a newly formed corporation and an indirect wholly-owned subsidiary of Welsh, Carson, Anderson & Stowe XI, L.P., (“WCAS”). On August 12, 2010, upon the closing of the transactions under the Merger Agreement, Merger Sub merged with and into K2M, Inc. with K2M, Inc. being the surviving corporation of such merger (the “Merger”) and Altitude was renamed K2M Group Holdings, Inc. In May 2014, we complete an initial public offering (“IPO”) of our common stock.
We are a global medical device provider of complex spine and minimally invasive solutions focused on achieving three-dimensional Total Body Balance. Since our inception, we have designed, developed and commercialized innovative complex spine and minimally invasive spine technologies and techniques used by spine surgeons to treat some of the most complicated spinal pathologies. K2M has leveraged these core competencies into Balance ACS™, a platform of products, services, and research to help surgeons achieve three-dimensional spinal balance across the axial, coronal and sagittal planes, with the goal of supporting the full continuum of care to facilitate quality patient outcomes. The Balance ACS platform, in combination with our technologies, techniques and leadership in the 3D-printing of spinal devices, enable us to compete favorably in the global spinal surgery market.
Issuances of Common Stock and Use of Proceeds
In 2015, we completed additional public offerings of our common stock in which we sold 2,907,490 shares for proceeds of approximately $54,100 after deducting the underwriting discount and offering expenses. We used the proceeds from these offerings for working capital and general corporate purposes including the expansion of our global distribution network and the purchase of inventory to support sales efforts. These offerings were also used to facilitate the orderly distribution of shares by selling stockholders and to increase the public float of our shares. During 2015, selling stockholders sold 9,219,248 shares of common stock. We did not receive any proceeds from shares of common stock sold by the selling stockholders.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes due 2036 (the “Notes”). The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of December 31,

2017 and 2016, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
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
Inventory
Inventory consists primarily of finished goods and surgical instruments available for sale and is stated at the lower of cost or net realizable value using a weighted-average cost method. We review our inventory on a periodic basis for excess, obsolete, and impaired inventory and record a reserve for the identified items.
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
Surgical Instruments
We provide surgical instruments to our customers for use to implant our products during a surgical procedure. Following completion of the procedure, the instruments are returned to us upon which we will sanitize the instrument and provide it to another customer. Surgical instruments are stated at cost less accumulated depreciation. We depreciate these instruments to cost of revenues over their estimated useful life.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in connection with the Merger.

Goodwill is not amortized but evaluated annually or more frequently for impairment if impairment indicators exist. Such indicators include, but are not limited to (i) a significant adverse change in the business climate or environment, (ii) unanticipated competition, or (iii) adverse action or assessment by a regulator. Our annual impairment measurement date is November 1. We first assess qualitative factors before performing a quantitative assessment of the reporting unit. The qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company and specific reporting unit specifications. If after performing this assessment, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we are required to perform a quantitative test. Our evaluation of goodwill completed during the years ended December 31, 2017, 2016, and 2015 resulted in no impairment loss and we have concluded that the Company allocates resources and operates with one reporting unit.
Our indefinite-lived intangible assets include trademarks and purchased in-process research and development projects, which originated from the Merger and were measured at their respective estimated fair values as of the acquisition date.
We also used a qualitative assessment for our indefinite lived intangible asset impairment testing. Our evaluation of indefinite-lived intangible assets completed during the years ended December 31, 2017, 2016 and 2015 resulted in no impairment losses.
Definite-lived intangible assets include licensed technology, developed technology, and customer relationships are amortized over estimated useful lives, which range from four to seven years. Patents and other are amortized over estimated useful lives which range from two to seventeen years. We recorded no impairment loss during the years ended December 31, 2017, 2016 and 2015.
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
Financial Instruments and Concentration of Credit Risk

We consider the recorded costs of certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to approximate their fair value because of relatively short maturities at December 31, 2017 and 2016. The fair value of convertible senior notes was determined using comparable market data for similar debt instruments.
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash balances with credit worthy financial institutions in the United States, and the balances may exceed, at times, the amount insured by the Federal Deposit Insurance Corporation. One customer accounted for approximately 11% and 12% of accounts receivable as of December 31, 2017 and 2016, respectively. One customer accounted for approximately 11% of total revenue for the year ended December 31, 2017 and no single customer represented more than 10% of revenue for the years ended December 31, 2016 and 2015.
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
Shipping and Handling Costs
Shipping and handling costs are charged to sales and marketing expense in the consolidated statements of operations and amounted to $6,653, $4,689 and $4,199 for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising Costs
Advertising costs are charged to sales and marketing expense as incurred in the consolidated statements of operations and amounted to $265, $187 and $290 for the years ended December 31, 2017, 2016 and 2015, respectively.
Research and Development
We expense our research and development as incurred.
Stock-Based Compensation
We award stock-based compensation primarily in the form of stock options, restricted stock and RSUs. For stock options awarded, stock-based compensation is based on the fair value of such awards granted to employees using a Black-Scholes-Merton option pricing model and is expensed on a straight-line basis over the awards’ vesting period.

For stock options awarded that include performance and market conditions, stock-based compensation is based on the fair value of such awards granted to employees using a Monte Carlo Simulation model and expensed beginning when the performance condition is met over the service period. No such options were awarded to employees subsequent to 2011.
For restricted stock and restricted stock units (“RSUs”) awarded, stock-based compensation is based on the fair value using the closing market share price of our common stock on the date of award and is expensed on a straight-line basis over the vesting period of the award.
We also recognize stock-based compensation for participation in our Employee Stock Purchase Plan (“ESPP”). The ESPP provides for a look-back option feature that gives an option to the participant to purchase shares of our common stock at a discount to the market price for such stock based on their contributions over the offering period. Our costs are recognized over the offering period based on the fair value of the option granted to participants as determined using a Black-Scholes-Merton option pricing model and the number of shares expected to be purchased at the end of each offering period.
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
We regularly assess uncertainty to determine the degree of probability and range of possible loss that will ultimately be resolved when one or more future events occur or fail to occur. We disclose information regarding each material claim where the likelihood of a loss contingency is probable, or reasonably possible and accrue for the loss when a reasonable estimate can be made. Based on such evaluation management believes that there are no claims or pending actions threatened against us, that are expected to have a material adverse effect on our financial position for the period ended December 31, 2017.

Recently Adopted and Issued Accounting Pronouncements

Prior to December 31, 2017, we qualified as an “emerging growth company” (“EGC”) pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012. Based on the market value of our common stock held by non-affiliates as of the last business day of our second fiscal quarter ended June 30, 2017, we no longer qualify as an EGC effective December 31, 2017 and can no longer take advantage of certain exemptions and relief from various reporting requirements that were allowed when we were an EGC. Accordingly, we adopted the following pronouncements in 2017:
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted ASU 2015-11 as of December 31, 2017. The update did not have a material impact on our financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve employee share-based payment accounting for companies that issue share-based awards to their employees. This guidance simplifies the accounting for share-based payment transactions, including consequences of income tax award, classification as either equity or liability, treatment of forfeitures, and classification on statement of cash flows. The recognition, measurement and reporting for share-based payments was affected by this update. We adopted ASU 2016-09 as of December 31, 2017, which required any adjustments to be recorded as of the beginning of fiscal year 2017.
In our adoption, we elected to account for forfeitures of stock-based awards as they occur using the required modified retrospective adoption, we recorded a cumulative effect adjustment as of January 1, 2017 to increase our accumulated deficit and reduce additional paid-in capital in the amount of $995. In addition, we also recorded a deferred tax asset with a full valuation allowance for the recognition of excess tax benefits that were previously not recognized under the former guidance because the related tax deduction did not reduce the current taxes payable. This adjustment did not have a net impact to our deferred tax liability or accumulated deficit. There was no other impact to our consolidated financial statements as a result of our adoption of this ASU.

Accounting Pronouncements we will adopt in 2018 and later periods:

Revenue Recognition

Between May 2014 and December 31, 2017, the Financial Accounting Standards Board, or FASB issued several updates related to revenue recognition for which we are evaluating the impact:
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

We will adopt the new revenue standard and related updates as of January 1, 2018 and expect to apply the standard retrospectively to each prior period presented.  Based on an evaluation of our customer contracts and revenue generating transactions that occurred in 2016 and 2017, we do not expect such adoption to have a material impact on our historical financial position, results of operations and cash flows.   We are presently evaluating the incremental disclosure requirements of the new guidance, which will be first presented in the notes to our interim financial statements for the three month period ended March 31, 2018 along with a further description of our adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  We will be required to adopt ASU 2016-02 in 2019, and interim periods within that year.  Early adoption is permitted for all entities.  We are presently evaluating the impact of this guidance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees, and beneficial interests obtained in a financial asset securitization. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt ASU-2016-15 effective January 1, 2018. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment does not provide a definition of restricted cash or restricted cash equivalents. The update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt ASU 2016-18 effective January 1, 2018. We do not expect the adoption of this update to have a material impact on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which no longer requires an entity to measure a goodwill impairment loss by comparing the implied fair value to the carrying value of a reporting unit's goodwill. Instead, any goodwill impairment charge will be recognized as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update does not affect the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This guidance should be applied prospectively with earlier application permitted for goodwill impairment tests with measurement dates after January 1, 2017. We are currently assessing the impact of this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of modification accounting: provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, inputs to the valuation technique used to value the award does not change, the vesting conditions do not change, and the classification as an equity or liability instrument do not change. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This update is effective for annual and interim reporting periods, and interim periods within those annual periods in fiscal years beginning after December 15, 2017. We will adopt ASU 2017-09 effective January 1, 2018. This update will not have a material impact on our financial position, results of operations or cash flows.

2.    ACCOUNTS RECEIVABLE
The following table summarizes the accounts receivables, net of allowances:

	December 31,
	2017	2016
Accounts receivable	$52,820	$48,664
Allowances	(2,346)	(2,234)
Accounts receivable, net	$50,474	$46,430
The following table summarizes a rollforward of the accounts receivable allowances for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Beginning	$(2,234)	$(2,437)	$(2,494)
Additions	(418)	—	(235)
Write-offs	306	203	292
Ending	$(2,346)	$(2,234)	$(2,437)

3.    INVENTORY

The following table summarizes inventory, net of allowances:

	December 31,
	2017	2016
Finished goods	$109,342	$96,619
Inventory allowances	(37,918)	(34,722)
Inventory, net	$71,424	$61,897
Inventory includes surgical instruments available for sale with a carrying value of $8,493 and $9,874 at December 31, 2017 and 2016, respectively.

4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	December 31,
	2017	2016
Prepaid expenses	$3,419	$2,666
Other	4,423	3,481
Total	$7,842	$6,147

5.    PROPERTY, PLANT AND EQUIPMENT

The following table summarizes property, plant and equipment:

	Estimated	December 31,
	Useful Lives	2017	2016
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	20,222	20,051
Equipment	3-5 years	4,290	3,817
Software	3 years	7,784	4,989
Computer equipment	3 years	1,165	1,070
Furniture and office equipment	5-7 years	3,823	3,696
Vehicles and other	3 years	878	832
Total		64,631	60,924
Less accumulated depreciation and amortization		(15,431)	(10,210)
Property, plant and equipment, net		$49,200	$50,714

Depreciation and amortization expense for property, plant and equipment was $5,867, $5,107 and $2,297 for the years ended December 31, 2017, 2016 and 2015, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $1,663, $1,663 and $346 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. SURGICAL INSTRUMENTS
The following table summarizes surgical instruments:

	December 31,
	2017	2016
Surgical instruments	$72,018	$59,028
Less accumulated depreciation and allowances	(45,768)	(34,218)
Surgical instruments, net	$26,250	$24,810
Depreciation and allowance expense was $11,550, $8,161 and $7,448 for the years ended December 31, 2017, 2016 and 2015, respectively.

7.    INTANGIBLE ASSETS

The following table summarizes intangible assets:

	As of December 31, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	242	—	242
Subtotal		14,042	—	14,042
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,808)	192
Licensed technology	4 - 6 years	52,800	(52,602)	198
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	6,060	(1,593)	4,467
Subtotal		150,560	(145,703)	4,857
Total		$164,602	$(145,703)	$18,899

	As of December 31, 2016
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	220	—	220
Subtotal		14,020	—	14,020
Subject to amortization
Developed technology	4 - 6 years	62,000	(58,026)	3,974
Licensed technology	4 - 6 years	52,600	(52,475)	125
Customer relationships	4 - 7 years	29,700	(27,048)	2,652
Patents and other	2 - 17 years	3,302	(1,315)	1,987
Subtotal		147,602	(138,864)	8,738
Total		$161,622	$(138,864)	$22,758
Amortization expense was $6,839, $10,377 and $10,305 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the expected amortization expense for each of the next five years and thereafter is as follows:

2018	$615
2019	600
2020	575
2021	516
2022	516
Thereafter	2,035
Total	$4,857

8.    ACCRUED EXPENSES

The following table summarizes accrued expenses:

	December 31,
	2017	2016
Accrued commissions	$9,495	$6,607
Accrued royalties	3,489	3,495
Other	9,249	5,571
Total	$22,233	$15,673

9.    DEBT
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. On October 6, 2017, we entered into an amendment to the credit agreement, which extended its maturity date from April 26, 2018 to April 26, 2019, among other changes. As amended, the credit facility consists of revolving credit facility of $55,000 with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. As of December 31, 2017 and 2016, we had no outstanding borrowings on the revolving credit facility.
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at December 31, 2017.
Interest expense related to the credit facility was $0, $263 and $22, respectively, and amortization expense of loan issuance fees was $218, $201 and $318 for the years ended December 31, 2017, 2016 and 2015.
As of December 31, 2017 and 2016 we had $49,000 and $46,715 of unused borrowing capacity under the revolving credit facility which is net of issued but undrawn letter of credit for $6,000 in the years ended December 31, 2017, 2016 and 2015, respectively, representing a security deposit on the corporate headquarters and operations facilities lease.
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

Interest expense related to the Notes was $4,344, $1,604 and $0 for the year ended December 31, 2017, 2016 and 2015, respectively, of which $2,063, $796 and $0 was accrued and will be paid in cash and $2,281, $807 and $0 was non-cash accretion of the debt discounts recorded. The Notes have been classified as long-term debt on our consolidated balance sheet. As of December 31, 2017 and 2016, the fair value of the Notes was $45,294 and $39,949, respectively.
Capital Lease

Our deed of lease for our corporate headquarters and operating facilities (the “Lease Agreement”) has an initial term of 186 months expiring in September, 2031. We account for the Lease Agreement as a capital lease and are amortizing the related capital lease obligations over the lease term under the effective interest method. Annual base rent under the Lease Agreement was $3,268 as of December 31, 2017 and will increase by 2.50% each year. We have the option to renew the lease for three additional terms of five years each at the then-current market rate. We bear the cost for real estate taxes, utilities, maintenance, repairs and insurance. In October 2016, monthly cash rent payments commenced.
We have also provided a security deposit in the form of an uncollaterized letter of a credit in the amount of $6,000, which letter of credit may be reduced from time to time upon the satisfaction of certain conditions as set forth in the Lease Agreement. Interest expense on the capital lease obligation was $2,296 , $2,290 and $480 for the years ended December 31, 2017, 2016 and 2015, respectively.
Operating Leases
As of December 31, 2017, we lease space for our offices under operating leases located in the United Kingdom, Germany and Italy.
The following table summarizes our future minimum lease payments under non-cancelable capital and operating leases agreements:

	Capital Lease	Operating Leases
Year ending December 31:
2018	$3,350	$648
2019	3,434	566
2020	3,519	468
2021	3,607	393
2022	3,698	55
Thereafter	36,568	—
Total minimum lease payments	54,176	$2,130
Less: interest	(19,242)
Capital lease obligations	34,934
Less: current portion	(1,122)
Long-term capital lease obligations	$33,812
10.    PREFERRED STOCK
Preferred Stock
As of December 31, 2017 and 2016, we had 100,000,000 authorized shares of preferred stock of which no shares were issued or outstanding.

11.    STOCK-BASED COMPENSATION

We have a number of stock-based compensation plans including an ESPP. The purpose of these plans is to provide incentives to employees, directors, agents and our advisors and these Plans as determined and administered by the compensation committee of our board of directors or its delegates. The number, type of equity incentive, exercise or share purchase price and vesting terms are determined in accordance with the respective plan, as applicable. Depending on the particular plan, incentive or other awards may take the form of incentive or non-qualified stock options, stock appreciation rights, shares of restricted stock, RSUs or other stock-based awards, subject to certain limitations. As of December 31, 2017, there was a total of 1,386,074 shares of common stock available for future grants under the plans.

The following table summarizes the stock-based compensation expense by financial statement line item and type of award:

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$133	$168	$705
Research and development	264	532	844
Sales and marketing	1,197	1,581	4,045
General and administrative	4,338	4,675	5,594
	$5,932	$6,956	$11,188

	Year Ended December 31,
	2017	2016	2015
Stock options	$3,109	$2,985	$5,116
Restricted stock	1,952	1,052	313
Restricted stock units	570	2,527	5,460
ESPP	301	392	299
Total	$5,932	$6,956	$11,188

Stock Options
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016 (2)	3,685,125	$12.45	6.05	$29,142
Granted	414,507	22.67
Exercised	(842,704)	10.25
Expired	(4,904)	8.03
Forfeited	(86,637)	17.23
Outstanding at December 31, 2017	3,165,387	$14.26	5.88	$15,567
Vested:
At December 31, 2017	2,331,801	$12.29	4.84	$13,939
Expected to vest:
At December 31, 2017	833,586	$19.76	1.86	$1,087

(1)	Calculated using the fair market value per share of our common stock as of December 31, 2017 and 2016 of $18.00 and $20.04, respectively.

(2)	The total includes 980,671 performance-based options at December 31, 2016.

The total fair value of employee stock options that vested was approximately $7,258, $3,062 and $1,791 during the years ended December 31, 2017, 2016 and 2015, respectively.
The weighted-average fair value per share of options granted by us was $8.57, $5.08 and $8.73 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value was determined by applying the Black-Scholes-Merton option pricing model, utilizing the following weighted-average assumptions:

Year Ended December 31,
	2017	2016	2015
Expected dividend yield	—%	—%	—%
Expected volatility	34.05-35.42	34.16-36.54	36.31-41.33
Risk-free interest rate	1.89-2.18	1.20-1.64	1.42-2.18
Expected average life of options	6.5 years	6-7 years	7 years

A discussion of management’s methodology for developing each of the assumptions used in the valuation model follows:

•	Dividend Yield – We have never declared or paid dividends and have no plans to do so in the foreseeable future.

•	Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each option grant during the year that has a term that most closely resembles the expected life of the option.

•
Expected Life of the Option Term – This is the period of time that the options granted are expected to remain unexercised. For options granted during the years ended December 31, 2017, 2016 and 2015, we derived the expected life of the option based on the average midpoint between vesting and the contractual term, as we have little exercise history.

•
Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use an estimated volatility based on the volatility of a number of similarly situated public companies, along with other factors deemed relevant by management.

As of December 31, 2017 and 2016, there was approximately $4,654 and $4,170, respectively of total unrecognized compensation expense under our stock-based compensation plans. As of December 31, 2017 and 2016, this expense is expected to be recognized over a weighted-average period of 1.98 years and 1.98 years, respectively. Effective December 31, 2017, with the adoption of ASU 2016-09, we no longer estimate forfeitures related to non-vested employee stock options under our stock-based compensation plans. The increase in stock compensation expense was approximately $236 in 2017.
Certain stock options granted by us subsequent to the Merger through 2011 were not exercised until certain performance conditions were met. Such options were subject to both a four-year time-based vesting schedule, and vesting upon the satisfaction of performance and market-based criteria, based on WCAS’s internal rate of return on their investment in the Company as measured following their sale of at least 75% of their total holdings in K2M. As of December 31, 2016, there were 978,614 options that had time vested but were still subject to the performance vesting condition. On February 1, 2017, following the cumulative sale of at least 75% of their investment in K2M, WCAS informed us that the rate of return performance criteria underlying these awards had been met and such options had become vested and were exercisable.
The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 approximated $9,616, $2,301 and $11,643, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and RSUs awarded after April 2014 have a three-year vesting schedule and vest in one-third increments over the three-year period. For the years ended December 31, 2017, 2016 and 2015, restricted stock and RSUs issued had a grant date fair value equal to the closing price of the our common stock on the grant date. The weighted average grant date fair values of restricted stock and RSUs granted to employees during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value per share - restricted stock	$22.81	$14.38	$23.46
Weighted-average grant date fair value per share or unit - RSUs	$21.63	$16.05	$—
A summary of restricted stock and RSU activity during the year ended December 31, 2017 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2016	218,505	$16.59	2.35	79,457	$15.22	0.81
Vested	(80,384)	$17.39		(68,464)	$15.08
Granted	131,562	$22.81		35,254	$21.63
Forfeited	(3,999)	$14.38		—	$—
Non-vested at December 31, 2017	265,684	$19.46	2.03	46,247	$15.83	2.28
Vested or expected to vest:
At December 31, 2017	265,684	$19.46	2.03	46,247	$15.83	2.28
Employee Stock-Purchase Plan
The ESPP was established to provide employees and participating affiliates with an opportunity to purchase our common stock. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2017, there were 189,663 shares available for issuance under the ESPP.

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

We issued 65,599, 78,491 and 50,586 shares of common stock to ESPP participants for proceeds of $1,070, $1,047 and $871 during the years ended December 31, 2017, 2016 and 2015, respectively.
12.    DEFINED CONTRIBUTION PLAN
We have a 401(k) plan which is a defined contribution plan (the “Contribution Plan”) covering substantially all employees meeting certain eligibility requirements. Participants may elect to contribute a specified portion of their compensation to the Contribution Plan on a tax-deferred basis. We make non-discretionary matches based on the participant’s contribution using a predetermined basis as defined in the Contribution Plan. Additionally, we may also elect to make discretionary contributions. We made contributions to the Contribution Plan of $1,942, $1,855 and $1,677 for the years ended December 31, 2017, 2016 and 2015, respectively, all of which were non-discretionary.
13.    COMMITMENTS AND CONTINGENCIES
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property.  In addition to royalty payments based on the sale of the underlying product incorporating such intellectual property, these agreements may require an up-front payment and/or milestone payments under certain conditions such as when regulatory approval is received, cumulative sales milestones or subscriber levels are achieved and other events. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation.  Royalties ranging from 2% to10% of net sales may be due on the sale of related products under these agreements and some of the agreements contain minimum annual royalty amounts.

As of December 31, 2017, several of these agreements could require us to make additional payments should certain conditions be met in the future. Of these amounts, up to $16,500 would be paid following the receipt of regulatory applications and approvals in the United States and up to $1,500 would be paid following attainment of certain subscriber levels as of July 2018, July 2019 and July 2020, and $300 based on completion of software development in 2018 related to our BACS platform.
In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively, related to one of these agreements. A royalty payment of 7% of net sales of related products may be due until such sales reaches $20,000.
The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices, or other contingencies in the ordinary course of our business. We are not aware of any pending or threatened legal proceeding against us that we expect would have a material adverse effect on our business, operating results or financial condition. However, we are a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within our control. We expense fees incurred for legal services as incurred.
Incentive grants
In connection with the relocation to our new headquarters and operations facilities, we received proceeds of $790 of unrestricted cash incentives in 2015 from several local and state government originators. Pursuant to the grant agreements, we or the Landlord were required to make certain investments in the Buildings and we are required to increase our workforce in Leesburg, Virginia by 96 full-time employees no later than by December 31, 2017. As a result of these commitments, these proceeds have been reflected as a short-term liability within other liabilities on the accompanying balance sheets until such conditions are met.
14.    RELATED PARTIES
During 2017 and 2016, WCAS and certain of its affiliates completed sales of additional shares of our common stock.  We incurred underwriting commissions and transaction fees which are reflected as general and administrative expenses within the applicable period.  We did not receive any proceeds from the sales of these shares in either of these offerings.
The following tables summarizes the shares sold by WCAS and underwriting commissions and fees paid:

	Year Ended December 31,
	2017	2016	2015
Shares sold by WCAS	4,000,000	4,500,000	—
Underwriting commissions and fees paid	$225	$338	$—

15.    INCOME TAXES
The following table summarizes the income (loss) before income tax (benefit) expense:

	Year Ended December 31,
	2017	2016	2015
United States	$(39,088)	$(29,885)	$(28,830)
Foreign	469	(11,701)	(10,194)
Total	$(38,619)	$(41,586)	$(39,024)
The income taxes (benefit) expense is as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	163	106	166
Foreign	20	(8)	26
Deferred:
Federal	808	(6,572)	(10,179)
State	(4,039)	(772)	(963)
Foreign	(2,034)	(1,273)	(536)
Change in valuation allowance	3,608	8,593	11,678
Income taxes (benefit) expense	$(1,474)	$74	$192
The following table summarizes net deferred liability which consists of the following:

	December 31,
	2017	2016
Net operating losses	$42,703	$38,234
Capital lease obligations	9,096	13,600
Income tax credits	3,647	3,030
Inventory	6,710	8,080
Stock-based compensation	3,249	4,668
Intellectual property agreements	2,420	3,123
Other deferred temporary differences	1,070	3,055
Deferred tax assets	68,895	73,790
Valuation allowance	(58,831)	(55,223)
Total deferred tax assets, net of valuation allowance	10,064	18,567
Capital lease assets	(7,655)	(11,949)
Intangible assets	(3,406)	(7,472)
Discount on convertible notes	(2,363)	(4,163)
Deferred tax liability	(13,424)	(23,584)
Net deferred tax liability	$(3,360)	$(5,017)
Approximately $10,582 of the net operating losses (“NOL”) for the year ended December 31, 2017, is related to operations outside the United States and will begin to expire in 2019. The NOL of $32,121 related to operations in the United States begins to expire in 2030. Tax credits of $3,647 begin to expire in 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), certain significant changes in ownership may restrict the future utilization of our NOL and tax credits.
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate, as a percentage of loss before income tax benefit (expense) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rates	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.9	2.1	1.9
Tax credits	1.6	1.4	1.2
Permanent difference	2.3	(0.6)	(0.9)
Foreign income taxes	0.2	(2.9)	(2.2)
Change in valuation allowance	(59.7)	(30.7)	(29.9)
Effect of statutory tax rate change	4.3	(1.4)	(1.2)
Adjustment to net operating loss deferred tax asset	13.0	—	—
Other adjustments	4.2	(2.1)	(3.4)
Income tax benefit (expense)	3.8%	(0.2)%	(0.5)%
The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances. The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 includes both domestic and foreign minimum income taxes and changes in the valuation allowance.
On December 22, 2017, The Tax Cuts and Jobs Act (H.R.1) was enacted, impacting taxpayers in the United States. Among other changes, the federal corporate tax rate was reduced to 21%. As a result of this change, our domestic deferred tax assets and liabilities are reported at December 31, 2017 using the newly enacted federal corporate rate. During the periods ended December 31, 2016 and 2015, the impact of tax rate changes on our effective tax rate were aggregated with other nominal items and reported as one line item. Due to the material impact of the federal corporate tax rate change, we now report tax rate changes on a separate line item. The above table reflects this change for the years ended December 31, 2017, 2016 and 2015.
The following reflects a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning	$(55,223)	$(46,630)	$(34,952)
Increase to allowance	(3,608)	(8,593)	(11,678)
Ending	$(58,831)	$(55,223)	$(46,630)
We are subject to income taxes in the United States and certain foreign jurisdictions. Significant judgment is required in determining the consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.
As of December 31, 2017 and 2016, we did not have uncertain tax positions. Our tax returns are currently under examination in Germany and Italy. We are subject to income tax examinations in the U.S. and in certain foreign jurisdictions beginning in 2011 and 2014, respectively. Although we believe that the estimates and assumptions supporting our tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, there could be a material effect on our benefit from income taxes, net loss or cash flows in the period or periods for which that determination is made.
In 2017, we adopted ASU 2016-09. This ASU required the tax effects of share-based compensation to be reflected in the statement of operations instead of the balance sheet. This guidance is effective for periods beginning after December 15, 2016. Prior to 2017, we made annual adjustments to certain net operating loss deferred tax assets. As a result of this election, we have reversed these adjustments resulting in larger recognized net operating loss deferred tax assets, which are offset fully by a valuation allowance.
16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Year Ended December 31,
	2017	2016	2015
Net loss per common share:
Net loss	$(37,145)	$(41,660)	$(39,216)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	42,739,525	41,729,013	40,237,848
Basic and diluted loss per common share	$(0.87)	$(1.00)	$(0.97)
Diluted loss per share for the years ended December 31, 2017, 2016 and 2015 does not reflect the following weighted average potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options	3,165,387	3,685,125	3,682,019
RSUs	46,247	79,457	414,001
Restricted stock	265,684	218,505	79,940
As discussed in Note 9, we issued $50,000 aggregate principal amount of Notes in August 2016. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted loss per share because the net loss for each of the years ended December 31, 2017 and December 31, 2016 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Year Ended December 31,
	2017	2016	2015
Conversion of Notes	2,863,935	2,768,657	—

17.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We globally manage the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 23.5% of total revenue for the year ended December 31, 2017; however, revenue earned in any individual foreign country is below 10% of our consolidated revenue.
The following table represents total revenue by geographic area, based on the location of the customer:

	Year Ended December 31,
	2017	2016	2015
United States	$197,312	$181,078	$155,291
International	60,719	55,556	60,716
Total	$258,031	$236,634	$216,007
We classify sales within the United States and International direct markets into three product categories: complex spine pathologies, minimally invasive procedures and degenerative and other conditions. A significant portion of our international revenue is also derived from our distributor partners who do not report their product usage at the surgeon or hospital level, which prevents us from providing a specific breakdown for these customers among its three product categories. These sales transactions are settled when we ship the product to the customer.
The following table presents domestic and international direct markets revenue by surgical procedure categories and revenue from our international distributor markets:

	Year Ended December 31,
	2017	2016	2015
Complex spine	$77,529	$71,915	$63,398
Minimally invasive	33,257	28,711	23,633
Degenerative	86,526	80,452	68,260
	197,312	181,078	155,291
International	60,719	55,556	60,716
Total	$258,031	$236,634	$216,007
The following table represents long-lived assets (1) by geographic area:

	December 31,
	2017	2016	2015
United States	$70,355	$72,742	$57,958
International	5,095	2,782	4,305
Total	$75,450	$75,524	$62,263

(1) Long-lived assets include property, plant and equipment including the capital lease for our corporate headquarters and operations facilities and surgical instruments.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables summarize the unaudited quarterly statements of operations for 2017 and 2016. The tables include all necessary adjustments, consisting only of normal recurring adjustments necessary in the opinion of management for a fair statement of the results for interim periods.

	Quarter Ended
	December 31, 2017 (1)	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$67,801	$62,653	$65,692	$61,885
Gross profit	43,578	42,228	43,170	40,406
Loss from operations	(8,881)	(7,348)	(8,156)	(9,072)
Net loss	(8,748)	(8,465)	(9,059)	(10,873)
Net loss per common share	(0.20)	(0.20)	(0.21)	(0.26)

(1) Net loss includes $1,400 income tax benefit from the reduction of deferred income tax liabilities, net due to a reduction in our Federal tax rate. Refer to Note 15 Income taxes.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenue	$61,791	$59,310	$59,227	$56,306
Gross profit	38,360	39,798	39,596	36,702
Loss from operations	(9,363)	(6,097)	(9,342)	(9,929)
Net loss	(12,467)	(7,910)	(11,098)	(10,185)
Net loss per common share	(0.30)	(0.19)	(0.27)	(0.25)