Form 10-Q
period 2018-03-31
K2M GROUP HOLDINGS, INC.
filed 2018-05-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

The number of shares outstanding of Registrant’s common stock, par value $0.001 per share, on April 25, 2018 was 43,395,624.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “guidance”, “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors, risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including:

•	our ability to achieve or sustain profitability in the future;

•	our ability to demonstrate to spine surgeons and hospital customers the merits of our products and to retain their use of our products;

•	pricing pressures and our ability to compete effectively;

•	collaboration and consolidation in hospital purchasing;

•	inadequate coverage and reimbursement for our products from third-party payors;

•	lack of long-term clinical data supporting the safety and efficacy of our products;

•	dependence on a limited number of third-party suppliers;

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
These factors, risks and uncertainties include but are not limited to those described under “Item 1A - Risk Factors” and “Managements Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Annual Report on Form 10-K, for the year ended December 31, 2017, as updated by our periodic filings with the SEC.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,192	$23,964
Accounts receivable, net	51,257	50,474
Inventory, net	77,394	71,424
Prepaid expenses and other current assets	6,790	7,842
Total current assets	152,633	153,704
Property, plant and equipment, net	48,053	49,200
Surgical instruments, net	27,776	26,250
Goodwill	121,814	121,814
Intangible assets, net	18,768	18,899
Other assets	3,934	3,260
Total assets	$372,978	$373,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	1,161	1,122
Accounts payable	25,454	20,495
Accrued expenses	18,794	22,233
Accrued payroll liabilities	9,201	10,214
Total current liabilities	54,610	54,064
Bank line of credit	7,000	—
Convertible senior notes	39,790	39,176
Capital lease obligation, net of current maturities	33,514	33,812
Deferred income taxes, net	3,360	3,360
Other liabilities	342	316
Total liabilities	138,616	130,728
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,404,374 and 43,389,576 shares issued and 43,388,409 and 43,373,611 shares outstanding, respectively	43	43
Additional paid-in capital	492,602	491,012
Accumulated deficit	(260,619)	(249,221)
Accumulated other comprehensive income	2,647	876
Treasury stock, at cost, 15,965 and 15,965 shares, respectively	(311)	(311)
Total stockholders’ equity	234,362	242,399
Total liabilities and stockholders’ equity	$372,978	$373,127

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2018	2017
Revenue	$67,876	$61,885
Cost of revenue	24,419	21,479
Gross profit	43,457	40,406
Operating expenses:
Research and development	5,660	5,250
Sales and marketing	32,732	30,474
General and administrative	15,082	13,754
Total operating expenses	53,474	49,478
Loss from operations	(10,017)	(9,072)
Other expense, net:
Foreign currency transaction gain (loss)	478	(27)
Interest expense	(1,782)	(1,732)
Total other expense, net	(1,304)	(1,759)
Loss before income taxes	(11,321)	(10,831)
Income tax expense	77	42
Net loss	$(11,398)	$(10,873)
Net loss per share:
Basic and diluted	$(0.26)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	43,118,112	42,224,734
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,398)	$(10,873)
Other comprehensive income:
Foreign currency translation adjustment	1,771	363
Other comprehensive income	1,771	363
Comprehensive loss	$(9,627)	$(10,510)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	43,389,576	$43	15,965	$(311)	$491,012	$(249,221)	$876	$242,399
Net loss	—	—	—	—	—	(11,398)		(11,398)
Other comprehensive income	—	—	—	—	—	—	1,771	1,771
Stock-based compensation	—	—	—	—	1,451	—	—	1,451
Issuances and exercise of stock-based compensation benefit plans, net of income tax	14,798	—	—	—	139	—	—	139
Balance at March 31, 2018	43,404,374	$43	15,965	$(311)	$492,602	$(260,619)	$2,647	$234,362

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(11,398)	$(10,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,546	7,195
Provision for inventory reserves	1,305	1,146
Stock-based compensation expense	1,451	1,541
Accretion of discounts and amortization of issuance costs of convertible senior notes	632	570
Changes in operating assets and liabilities:
Accounts receivable	(320)	438
Inventory	(6,859)	(1,263)
Prepaid expenses and other assets	877	(4,032)
Accounts payable, accrued expenses, and accrued payroll liabilities	227	431
Net cash used in operating activities	(8,539)	(4,847)
Investing activities
Purchases of surgical instruments	(4,479)	(3,157)
Purchases of property, plant and equipment	(840)	(1,553)
Changes in cash restricted for leasehold improvements	—	61
Purchase of intangible assets	(17)	(23)
Net cash used in investing activities	(5,336)	(4,672)
Financing activities
Borrowings on bank line of credit	7,000	—
Payments under capital lease	(259)	(223)
Issuances and exercise of stock-based compensation benefit plans, net of income tax	139	2,744
Net cash provided by financing activities	6,880	2,521
Effect of exchange rate changes on cash and cash equivalents	223	67
Net change in cash and cash equivalents	(6,772)	(6,931)
Cash and cash equivalents at beginning of period	23,964	45,511
Cash and cash equivalents at end of period	$17,192	$38,580

Significant non-cash investing activities
Additions to property, plant and equipment	$150	$750
Reductions to property, plant and equipment from earned grant incentives	$395	$—

Cash paid for:
Income taxes	$1	$64
Interest	$1,087	$1,090
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three Ended March 31, 2018 and 2017
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of future results. All information as of March 31, 2018 and for the three month periods ending March 31, 2018 and 2017 within these notes to the condensed consolidated financial statements is unaudited.
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
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), with a date of initial adoption of January 1, 2018.  In preparing for the adoption of the new standard, we reviewed our revenue generating activities, identified the performance obligations related to those activities, and determined the appropriate timing and measurement of revenue related to the performance obligations in accordance with the standard.  We applied Topic 606 retrospectively to each period reported, however, based on the results of our evaluation, there were no changes to our historical condensed consolidated financial statements for the three months ended March 31, 2017 as a result of this adoption.
For revenue recognition arrangements that we determine are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we will evaluate the goods or services promised within each contract related performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In our direct markets, we make our products available to hospitals that purchase specific products for use in a surgery on a case by case basis. We recognize revenue upon the use of such products in the completion of a surgical procedure following a receipt of a delivered order confirming that such products have been used in such procedure.  In certain instances, hospital customers may purchase our products in advance of a surgical procedure.  Revenue from these transactions is recognized following the completion of our performance obligations associated with the transaction which are distinct under the contract which typically includes our shipment of the purchased products and transfer of control to the hospital customer at the point of delivery.
International sales outside of our direct markets are contracted with international distributors, who then resell our products their hospital customers.  We recognize revenue upon completion of our performance obligations which includes shipment of the product to the distributor, who accepts title and control at the point of shipment. For these transactions, control transfers to the customer at the point of shipment.
We recognize revenue at the transaction price that reflects the net consideration to which we expect to be entitled in exchange for our surgical products.  If the transaction price includes variable consideration such as a discount, rebate, right of return or other sales incentives that reduce the transaction price such variable consideration is estimated when revenue is recognized based on the expected value approach.
If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. We have determined that our contracts are short-term in nature and therefore no contract costs have been capitalized.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the convertible senior notes due 2036 (the “Notes”). The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of March 31, 2018 and 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
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
Recently Adopted and Issued Accounting Pronouncements
We adopted the following pronouncements in the first quarter of 2018:
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investors and beneficial interests obtained in a financial asset securitization. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. We adopted ASU 2016-15 effective January 1, 2018. The adoption did not have an impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 indicates that these amounts should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment to ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. We adopted ASU 2016-18 effective January 1, 2018. The update did not have a material impact on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which no longer requires an entity to measure a goodwill impairment loss by comparing the implied fair value to the carrying value of a reporting unit’s goodwill. Instead, any goodwill impairment charge will be recognized as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update does not affect the optional qualitative assessment of goodwill impairment. ASU 2017-04 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This guidance should be applied prospectively, with earlier application permitted for goodwill impairment tests with measurement dates after January 1, 2017. We adopted ASU 2017-04 effective January 1, 2018. The adoption did not have an impact on our financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of modification accounting, which provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. Under ASU 2017-09, a change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, inputs to the valuation technique used to value the award does not change, the vesting conditions do not change, and the classification as an equity or liability instrument do not change. This guidance should be applied prospectively to an award modified on or after date of the adoption. We adopted ASU 2017-09 effective January 1, 2018. The adoption did not have an impact on our financial position, results of operations or cash flows.
Accounting Pronouncements we will adopt at a later date:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  Public companies will be required to comply with the guidance in 2019, and interim periods within that year.  Early adoption is permitted for all entities.  We are presently evaluating the impact of this guidance.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB” No. 118”), to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017.  In accordance with SAB No. 118, a company must reflect the income tax effects of those aspects of the New Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the New Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the New Tax Act.  SAB No. 118 provides a measurement period that should not extend beyond one year and it begins in the period that includes the enactment date which was December 22, 2017.  We have not completed the accounting for the income tax effects of certain elements of the New Tax Act, which will become effective in future years.  When additional guidance and regulations enable us to finalize certain tax positions, we will reflect the impact of this ASU 2018-05 on the tax provision and deferred tax calculation as of December 31, 2018.
2.    ACCOUNTS RECEIVABLE
The following table summarizes accounts receivable, net of allowances:

	March 31, 2018	December 31, 2017
Accounts receivable	$53,625	$52,820
Allowances	(2,368)	(2,346)
Accounts receivable, net	$51,257	$50,474
3.    INVENTORY
The following table summarizes inventory, net of allowances:

	March 31, 2018	December 31, 2017
Finished goods	$116,999	$109,342
Inventory allowances	(39,605)	(37,918)
Inventory, net	$77,394	$71,424
Inventory includes surgical instruments available for sale with a carrying value of $8,902 and $8,493 at March 31, 2018 and December 31, 2017, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	March 31, 2018	December 31, 2017
Prepaid expenses	$3,840	$3,419
Other	2,950	4,423
Total	$6,790	$7,842
5.    PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	March 31, 2018	December 31, 2017
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	19,870	20,222
Equipment	3-5 years	4,612	4,290
Software	3 years	8,385	7,784
Computer equipment	3 years	1,198	1,165
Furniture and office equipment	5-7 years	3,828	3,823
Vehicles and other	3 years	668	878
Total		65,030	64,631
Less accumulated depreciation and amortization		(16,977)	(15,431)
Property, plant and equipment, net		$48,053	$49,200

Depreciation and amortization expense for property, plant and equipment was $1,525 and $1,361 for the three months ended March 31, 2018 and 2017, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for each of the three months ended March 31, 2018 and 2017. Interest expense on the capital lease obligation was $564 and $580 for the three months ended March 31, 2018 and 2017, respectively.

6. SURGICAL INSTRUMENTS
The following table summarizes surgical instruments:

	March 31, 2018	December 31, 2017
Surgical instruments	$76,803	$72,018
Less accumulated depreciation and allowances	(49,027)	(45,768)
Surgical instruments, net	$27,776	$26,250

Depreciation and allowance expense for surgical instruments was $3,259 and $2,516 for the three months ended March 31, 2018 and 2017, respectively.

7.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	March 31, 2018
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	251	—	251
Subtotal		14,051	—	14,051
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,825)	175
Licensed technology	4 - 6 years	52,800	(52,610)	190
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	6,078	(1,726)	4,352
Subtotal		150,578	(145,861)	4,717
Intangible assets, net		$164,629	$(145,861)	$18,768

	December 31, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	242	—	242
Subtotal		14,042	—	14,042
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,808)	192
Licensed technology	4 - 6 years	52,800	(52,602)	198
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	6,060	(1,593)	4,467
Subtotal		150,560	(145,703)	4,857
Intangible assets, net		$164,602	$(145,703)	$18,899
Amortization expense of intangible assets was $158 and $2,373 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the expected amortization expense for the remainder of 2018 and the following four years and thereafter is as follows:

March 31, 2018
2018	$471
2019	604
2020	575
2021	516
2022	516
Thereafter	2,035
Total	$4,717
8.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Accrued commissions	$8,013	$9,495
Accrued royalties	2,830	3,489
Other	7,951	9,249
Total	$18,794	$22,233
9.        DEBT
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time) with Silicon Valley Bank and Comerica Bank as Lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom. On October 6, 2017, we entered into an amendment to the credit agreement, which extended its maturity date from April 26, 2018 to April 26, 2019, among other changes. As amended, the credit facility consists of revolving credit facility of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. As of March 31, 2018, there was $7,000 outstanding and accrued interest at a rate of 5.50% under our revolving credit facility.
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries of not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limits our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at March 31, 2018.
We incurred interest expense of $19 and $0 related to the credit facility and amortization expense of loan issuance fees was $17 and $60 for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, we had $34,591 of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6,000, representing a security deposit on the corporate headquarters and operations facilities lease.
Convertible Senior Notes
In August 2016, we issued $50,000 aggregate principal amount of the Notes due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year. The Notes are governed by an indenture between the Company and The Bank of New York Mellon. The Notes are senior, unsecured obligations and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
Interest expense related to the Notes was $1,130 and $1,065 for the three months ended March 31, 2018 and 2017, respectively. These amounts included accretion expense of the debt discounts of $614 and $550 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the fair value of the Notes was $45,447.

10.    STOCK-BASED COMPENSATION
As of March 31, 2018, there was a total of 1,386,071 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item and type of award:

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$27	$45
Research and development	36	86
Sales and marketing	239	360
General and administrative	1,149	1,050
Total	$1,451	$1,541

	Three Months Ended March 31,
	2018	2017
Stock options	$716	$811
Restricted stock	580	349
Restricted stock units (“RSUs”)	84	260
Employee Stock Purchase Plan	71	121
Total	$1,451	$1,541
The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,165,387	$14.26	5.88	$15,567
Granted	2,913	20.72
Exercised	(14,798)	9.34
Expired	(2,058)	10.74
Forfeited	(4,143)	18.12
Outstanding at March 31, 2018	3,147,301	$14.28	5.65	$17,698
Vested:
At March 31, 2018	2,331,150	$12.35	4.62	$16,354
Expected to vest:
At March 31, 2018	816,151	$19.80	1.64	$1,344
(1) Calculated using the fair market value per-share of our common stock as of March 31, 2018 and December 31, 2017 of $18.95 and $18.00, respectively.

A summary of restricted stock and RSU activity during the three months ended March 31, 2018 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2017	265,684	$19.46	2.03	46,247	$15.83	2.28
Vested	—	—		—	—
Granted	—	—		1,206	20.72
Forfeited	—	—		—	—
Non-vested at March 31, 2018	265,684	$19.46	1.85	47,453	$16.56	2.06
Vested or expected to vest:
At March 31, 2018	265,684	$19.46	1.85	47,453	$16.56	2.06
11.     COMMITMENTS AND CONTINGENCIES
Intellectual Property
In the normal course of business, we enter into agreements to obtain the rights to certain intellectual property. In addition to royalty payments based on the sale of the underlying product incorporating such intellectual property, these agreements may require an up-front payment and/or milestone payments under certain conditions such as when regulatory approval is received, cumulative sales milestones or subscriber levels are achieved and other events. Typically, we have certain rights to cancel these agreements, with notice, without additional payments due other than the amount due at the time of cancellation. Royalties ranging from 2% to 10% of net sales may be due on the sale of related products under these agreements and some of the agreements contain minimum annual royalty amounts.
As of March 31, 2018, several of these agreements could require us to make additional payments should certain conditions be met in the future. Of these amounts, (i) up to $16,515 would be paid following the receipt of regulatory applications and approvals in the United States. (ii) up to $1,500 would be paid following attainment of certain subscriber levels as of July 2018, July 2019 and July 2020, and (iii) up to $300 would be paid based on completion of software development in 2018 related to our Balance ACS platform.
In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively, related to one of these agreements. A royalty payment of 7% of net sales of related products may be due until such sales reach $20,000.
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
12.     RELATED PARTIES
In January 2017, pursuant to an underwritten public offering, our prior sponsor Welsh, Carson, Anderson & Stowe XI, L.P., and certain of its affiliates completed the sale of an additional 4,000,000 shares of our common stock. We incurred transaction fees of approximately $225 which are reflected as general and administrative expenses for the three months ended March 31, 2017. We did not receive any proceeds from the sale of these shares.
13.    INCOME TAXES
The provision for income taxes includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended March 31, 2018 and 2017, the income tax expense was $77 and $42, respectively, resulting in an effective tax rate of (0.7)% and (0.4)%, respectively. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.
14.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Three Months Ended March 31,
	2018	2017
Net loss per common share:
Net loss	$(11,398)	$(10,873)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	43,118,112	42,224,734
Basic and diluted loss per common share	$(0.26)	$(0.26)
The following outstanding securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options	3,147,301	3,414,478
Restricted stock	265,684	218,505
RSUs	47,453	84,373
As discussed in Note 9, we have $50,000 aggregate principal amount of Notes outstanding at March 31, 2018 and 2017. The Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of Notes is excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2018 and 2017 causes such securities to be antidilutive.
The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended March 31,
	2018	2017
Conversion of Notes	2,799,580	2,746,680
15.    SEGMENT AND GEOGRAPHICAL CONCENTRATION
Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. We manage the business globally within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States. International revenue represented 26.5% of total revenue for the three months ended March 31, 2018. Revenue earned in any individual foreign country was approximately 10% of our consolidated revenue. Our surgical sets are sold in three primary sales channels that include the Direct US, Direct international and distributor markets. One customer accounted for approximately 12.5% and 9.6% of total revenue for the three months ended March 31, 2018 and 2017, respectively.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended March 31,
	2018	2017
United States	$49,890	$46,207
International	17,986	15,678
Total	$67,876	$61,885
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

The following table represents domestic revenue by current procedure category:

	Three Months Ended March 31,
	2018	2017
Complex spine	$18,513	$17,136
Minimally invasive	8,375	7,872
Degenerative	23,002	21,199
	49,890	46,207
International	17,986	15,678
Total	$67,876	$61,885
16.    SUBSEQUENT EVENT
On April 27, 2018, the Company and its existing distributor in Spain and Portugal executed an exclusive agency and services agreement to replace the existing distribution agreement between the parties.  Pursuant to the agreement, we acquired the distributor’s spine customer contracts and relationships and its existing K2M product inventory and instrumentation in exchange for certain outstanding receivables due from the distributor.  In addition, we will become responsible for and assume risk of billing, collections and inventory management for the entity's business related to our products.  We continue to evaluate our accounting for the transaction and expect to recognize revenue earned in Spain and Portugal similar to our revenue recognition policies in other direct markets.

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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of March 31, 2018, our U.S. sales force consisted of 111 direct sales employees and 109 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in more than 40 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, through independent sales agencies in Italy and Canada and with independent distributors in other markets such as Australia, Spain and Japan. For the three months ended March 31, 2018, international sales accounted for approximately 26.5% of our revenue. As of March 31, 2018, our international sales force consisted of 41 direct sales employees, 10 independent sales agencies and 22 independent distributors.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to these distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product line extensions. During the three months ended March 31, 2018, revenue denominated in currencies other than in U.S. dollars from our international direct markets approximated 10% of our consolidated revenue.

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
Beginning in May 2018, we will begin to sell our products directly to hospital customers through an independent sales agency relationship we have entered into with our existing distributor in Spain and Portugal following which we will manage and assume risk for billing, collections and inventory management for the entities business related to our products. As a result of the new agreement, we will recognize revenue upon the use of our products in the completion of a surgical procedure and maintain title and risk of loss for the related inventory until such completion rather than recognizing revenue on a wholesale basis and transferring title and risk of loss of our inventory upon shipment from our premises. We also expect our foreign currency risk to increase due to the greater number of transactions that will be processed in currencies other than the U.S. dollar. Accordingly, we expect accounts receivable and revenue denominated in currencies other than the U.S. dollar to increase in the second quarter of 2018 and beyond.
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions, catastrophes or other disruptions or conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursements in the United States and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	our ability to effectively transition our Spanish and Portugese distributor from a stocking distributor to an independent sales agency relationship;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

•
dependence on and cost of our network of direct sales employees, independent sales agencies and independent distributors to maintain and expand the level of sales or distribution activity with respect to our products; and

•
adverse effects and potential risks associated with the exit of the United Kingdom from the European Union, such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenue	$67,876	$61,885
Cost of revenue	24,419	21,479
Gross profit	43,457	40,406
Operating expenses:
Research and development	5,660	5,250
Sales and marketing	32,732	30,474
General and administrative	15,082	13,754
Total operating expenses	53,474	49,478
Loss from operations	(10,017)	(9,072)
Other expense, net:
Foreign currency transaction gain (loss)	478	(27)
Interest expense	(1,782)	(1,732)
Total other expense, net	(1,304)	(1,759)
Loss before income tax expense	(11,321)	(10,831)
Income tax expense	77	42
Net loss	$(11,398)	$(10,873)
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In thousands)
United States	$49,890	$46,207	$3,683	8.0%
International	17,986	15,678	2,308	14.7%
Total revenue	$67,876	$61,885	$5,991	9.7%
Total revenue increased $6.0 million, or 9.7%, to $67.9 million for the three months ended March 31, 2018 from $61.9 million for the three months ended March 31, 2017. The increase in revenue was primarily driven by $8.3 million in sales volume from new surgeon users in the United States, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue from Spain and Saudi Arabia.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended March 31,
	2018	2017	$ Increase	% Change
	(In thousands)
Complex spine	$18,513	$17,136	$1,377	8.0%
Minimally invasive	8,375	7,872	503	6.4%
Degenerative	23,002	21,199	1,803	8.5%
Total U.S. revenue	$49,890	$46,207	$3,683	8.0%

U.S. revenue increased $3.7 million, or 8.0%, to $49.9 million for the three months ended March 31, 2018 from $46.2 million for the three months ended March 31, 2017. Sales in our complex spine, MIS and degenerative categories represented 37.1%, 16.8% and 46.1% of U.S. revenue, respectively, for the three months ended March 31, 2018, compared to 37.1%, 17.0% and 45.9% of U.S. revenue, respectively, for the three months ended March 31, 2017. The overall U.S. revenue growth was driven by new surgeon users representing $8.3 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $1.4 million primarily reflects increased surgeon usage of our new YUKON™ system of $1.7 million and a $0.6 million increase in use of our EVEREST® systems, partially offset by decreased usage of our MESA® deformity spinal system. Minimally invasive growth of $0.5 million primarily reflects increased surgeon usage of our CASCADIA™ interbody devices of $0.9 million, partially offset by decreases in usage of our first generation interbody spacer systems. Degenerative growth of $1.8 million primarily reflects surgeon usage of our CASCADIA interbody devices of $1.7 million and increased usage of our SAHARA™ AL expandable stabilization system of $0.3 million, partially offset by decreases in usage of our first generation interbody spacer systems.
International Revenue
International revenue increased $2.3 million, or 14.7%, to $18.0 million for the three months ended March 31, 2018 from $15.7 million for the three months ended March 31, 2017. International revenue growth was driven by increased revenue in Japan and Italy, primarily reflecting new set investments by our Japanese partner and continued increases in surgical activity within the Italian market as well as currency exchange favorability.
Cost of Revenue
Cost of revenue increased $2.9 million, or 13.7%, to $24.4 million for the three months ended March 31, 2018 from $21.5 million for the three months ended March 31, 2017. The increase was primarily due to increased sales volume and decreased capitalization of overhead costs to inventory as a result of the timing of our inventory purchasing. Instrument amortization expense increased $0.4 million, or 11.5%, to $3.9 million for the three months ended March 31, 2018 from $3.5 million in the three months ended March 31, 2017.
Gross Profit
Gross profit decreased as a percentage of revenue to 64.0%, for the three months ended March 31, 2018 from 65.3% for the three months ended March 31, 2017. The decrease in gross profit as a percentage of revenue is primarily due to lower overall average selling prices during the quarter, primarily in Latin America, and decreased capitalization of overhead costs to inventory as a result of the timing of our inventory purchasing.
Research and Development
Research and development expenses increased $0.4 million, or 7.8%, to $5.7 million for the three months ended March 31, 2018 from $5.3 million for the three months ended March 31, 2017. This increase was primarily due to increased payroll and related expenses, increased travel, and increased spending for new product development.
Sales and Marketing
Sales and marketing expenses increased $2.2 million, or 7.4%, to $32.7 million for the three months ended March 31, 2018 from $30.5 million for the three months ended March 31, 2017. The increase was primarily due to an increase in sales commissions to our independent sales agents as a result of increased sales volume, increased spending on travel, sales related shipping, and increased product sample expenses.
General and Administrative
General and administrative expenses increased $1.4 million, or 9.7%, to $15.1 million for the three months ended March 31, 2018 from $13.7 million for the three months ended March 31, 2017. The increase was primarily due to increases in legal expenses and payroll and related expenses, partially offset by a reduction in depreciation and amortization. General and administrative expenses include amortization of intangible assets of $0.2 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.
Other Expense, net
Other expense, net, decreased $0.5 million, or 25.9%, to $1.3 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. The decrease in other expense, net was primarily attributable to an increase of $0.5 million in unrealized gains from foreign currency remeasurement on intercompany payable balances.

Net Loss
Net loss increased $0.5 million, or 4.8%, to $11.4 million for the three months ended March 31, 2018 from $10.9 million for the three months ended March 31, 2017. The increase in net loss was primarily the result of increased selling and marketing expenses due to the increase in revenue and general and administrative expenses as discussed above partially offset by the reduction in other expense, net.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense and foreign currency transaction (gain) loss.
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net loss	$(11,398)	$(10,873)
Interest expense	1,782	1,732
Income tax expense	77	42
Depreciation and amortization	5,546	7,195
Stock-based compensation expense	1,451	1,541
Foreign currency transaction (gain) loss	(478)	27
Adjusted EBITDA	$(3,020)	$(336)
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business, including through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash and cash equivalents, availability under our revolving credit facility (which may vary due to changes in our borrowing capacity) and cash flow from operations. We expect to borrow further on our revolving credit facility during 2018. In addition, we expect to fund additional purchases of product inventory and surgical instrumentation of approximately $2.0 million during the remainder of 2018 to support our transition to an agency relationship in Spain and Portugal. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they would be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds depending on market conditions.
As of March 31, 2018, our cash and cash equivalents were $17.2 million as compared to $24.0 million as of December 31, 2017. At March 31, 2018, our outstanding long-term indebtedness included borrowings under our credit facility of $7.0 million, the carrying value of the Notes of $39.8 million and the capital lease obligation, net of current maturities, of $33.5 million. As of March 31, 2018, we had working capital of $98.0 million as of March 31, 2018 compared to $99.6 million as of December 31, 2017.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(8,539)	$(4,847)
Net cash used in investing activities	(5,336)	(4,672)
Net cash provided by financing activities	6,880	2,521
Effect of exchange rate on cash	223	67
Net change in cash and cash equivalents	$(6,772)	$(6,931)
Cash Used in Operating Activities
Net cash used in operating activities increased $3.7 million to $8.5 million for the three months ended March 31, 2018 from $4.8 million for the three months ended March 31, 2017. The increase in net cash used in operations was primarily the result of an increase in our net loss and inventory purchases for the three months ended March 31, 2018 offset in part by a reduction in net cash used for prepaid expenses and other current assets compared to the prior year period.
Cash Used in Investing Activities
Net cash used in investing activities increased $0.6 million to $5.3 million for the three months ended March 31, 2018 from $4.7 million for the three months ended March 31, 2017. The increase in net cash used in investing activities was primarily the result of an increase in purchases of surgical instruments, partially offset by a reduction in purchases of property, plant and equipment in the three months ended March 31, 2018. We expect net cash used in investing activities for purchases of surgical instruments to increase during the remainder of 2018 as we transition into an agency-based relationship in Spain and Portugal and as we continue to expand our product portfolio.
Cash Provided by Financing Activities

Net cash provided by financing activities increased $4.4 million to $6.9 million for the three months ended March 31, 2018 from $2.5 million for the three months ended March 31, 2017. This increase was primarily due to borrowings of $7.0 million on our revolving credit facility during the three months ended March 31, 2018 offset in part from lower proceeds received from exercises of employee stock options.
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
The revolving credit facility contains various financial covenants and negative covenants with which we must maintain compliance, including a consolidated adjusted quick ratio for K2M, Inc., K2M UK Limited and select subsidiaries of not less than 1.20:1.00 as of the last day of any month, restrictive covenants which limit our ability to pay dividends on common stock and make certain investments, and the provision of certain financial reporting and company information as required. We were in compliance with all the financial and other covenants of the credit facility at March 31, 2018.
As of March 31, 2018, we had $7.0 million outstanding and accrued interest at a rate of 5.50% under our revolving credit facility. We had approximately $34.6 million of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6.0 million representing a security deposit on the corporate headquarters and operations facilities lease.
Convertible Senior Notes
In August, 2016, we issued $50.0 million aggregate principal amount of the Notes due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year. The Notes are senior, unsecured obligations and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.
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
Off-Balance Sheet Arrangements
As of March 31, 2018, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on the corporate headquarters and operations facilities lease.

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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three months ended March 31, 2018.
Recently Issued Accounting Pronouncements
Please see “Note 1 - General and Summary of Significant Accounting Policies - Revenue Recognition and Recently Adopted and Issued Accounting Pronouncements” for additional information.
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
Foreign Exchange Risk
We operate in countries outside of the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. As of March 31, 2018, revenue denominated in currencies other than U.S. Dollars represented approximately 10% of our total revenue. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.

We recorded a foreign currency transaction gain of $0.5 million and loss of $27 thousand during the three months ended March 31, 2018 and 2017, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation income of $1.8 million and $0.4 million in the three months ended March 31, 2018 and 2017, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 16.3% and 15.9% of our revenue for the three months ended March 31, 2018 and March 31, 2017, respectively and represented 32.9% and 31.8% of our net outstanding accounts receivable at March 31, 2018 and December 31, 2017, respectively. Accounts receivable from one of the distributor customers approximated 13.7% and 11.0% of accounts receivable at March 31, 2018 and December 31, 2017, respectively.

In May 2018, our foreign exchange risk related to the Euro will begin to increase as we transition our business in Spain and Portugal from a stocking distributor relationship in which transactions are denominated and settled in U.S. dollars to a sales agency relationship in which transactions are denominated and settled in Euros.  Accordingly, we expect revenue denominated in currencies other than the U.S. dollars to represent greater than 10% of our total revenue in subsequent periods and anticipate that certain of our inventory and operating expenses will also be denominated in Euros.

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

We carried out the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, were not effective at the reasonable assurance level as of March 31, 2018 due to the material weaknesses identified as of December 31, 2017 and described below.

Notwithstanding the identified material weaknesses and management’s assessment that internal control over financial reporting was not effective as of March 31, 2018, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States.
Material Weaknesses and Status of Remediation
As described in our Annual Report on Form 10-K for the year ended December 31, 2017, we previously identified material weaknesses in our internal control over financial reporting related to deficiencies (i) within our IT general controls over the design of ineffective segregation of duties of IT personnel in their program change process and (ii) access controls affecting IT operating systems, databases and IT applications for certain of our key IT systems.  Process-level automated controls and manual controls that were dependent upon the information derived from these IT systems were also determined to be ineffective.  We believe these deficiencies were the result of an inadequate IT risk assessment process which did not identify the appropriate changes necessary to address program changes and access controls related to these IT systems. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2017.

Remediation of Material Weaknesses
During the period covered by this Quarterly Report on Form 10-Q, we have actively engaged in a remediation plan to ensure that controls contributing to the material weaknesses are designed appropriately and will operate effectively.  The remediation actions we have and are taking include the following:

•	address any user access deficiencies by further segregating or removing conflicting access of certain IT users, standard provisioning of users access, and

•
establish a comprehensive change management process and controls over IT operating systems, databases, IT applications and reports created from certain key IT systems to be used in the financial reporting process.

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
Changes in Internal Controls over Financial Reporting
Except for the changes discussed in the preceding paragraph entitled “Remediation of Material Weaknesses”, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the Risk Factors as previously disclosed in “Part I: Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 which is accessible on the SEC’s website at www.SEC.gov.
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

K2M Group Holdings, Inc. (Registrant)

May 1, 2018	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	Chairman, President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer