Form 10-Q
period 2018-06-30
K2M GROUP HOLDINGS, INC.
filed 2018-08-02
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, on July 25, 2018 was 43,598,676.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

•	proliferation of physician-owned distributorships (“PODs”) in our industry;

•	decline in the sale of certain key products;

•	loss of key personnel;

•	our ability to enhance our product offerings through research and development;

•	our ability to maintain adequate working relationships with healthcare professionals;

•	our ability to manage expected growth;

•	our ability to successfully acquire or invest in new or complementary businesses, products or technologies;

•	our ability to educate surgeons on the safe and appropriate use of our products;

•	costs associated with high levels of inventory;

•	impairment of our goodwill and intangible assets;

•	disruptions to our corporate headquarters and operations facilities or critical information technology (“IT”) systems or those of our suppliers, distributors or surgeon users;

•	our ability to ship a sufficient number of our products to meet demand;

•	our ability to strengthen our brand;

•	fluctuations in insurance cost and availability;

•	our ability to remediate the material weaknesses in our IT general controls;

•	our ability to maintain adequate working relationships with healthcare professionals;

•	our ability to comply with extensive governmental regulation within the United States and foreign jurisdictions;

•	our ability to maintain or obtain regulatory approvals and clearances within the United States and foreign jurisdictions;

•	voluntary corrective actions by us or our distribution or other business partners or agency enforcement actions;

•	recalls or serious safety issues with our products;

•	enforcement actions by regulatory agencies for improper marketing or promotion;

•	misuse or off-label use of our products;

•	delays or failures in clinical trials and results of clinical trials;

•	legal restrictions on our procurement, use, processing, manufacturing or distribution of allograft bone tissue;

•	negative publicity concerning methods of tissue recovery and screening of donor tissue;

•	costs and liabilities relating to environmental laws and regulations;

•	our failure or the failure of our sales agents to comply with fraud and abuse laws;

•	U.S. legislative or Food and Drug Administration (“FDA”) regulatory reforms;

•	adverse effects associated with the exit of the United Kingdom from the European Union;

•	adverse effects of medical device tax provisions;

•	potential tax changes in jurisdictions in which we conduct business;

•	our ability to generate significant sales;

•	potential fluctuations in sales volumes and our results of operations over the course of a fiscal year;

•	uncertainty in future capital needs and availability of capital to meet our needs;

•	our level of indebtedness and the availability of borrowings under our credit facility;

•	restrictive covenants and the impact of other provisions in the indentures governing our convertible senior notes (the “Convertible Notes”) and our credit facility;

•	worldwide economic instability;

•	our ability to protect our intellectual property rights;

•	patent litigation and product liability lawsuits;

•	damages relating to trade secrets or non-competition or non-solicitation agreements;

•	risks associated with operating internationally;

•	fluctuations in foreign currency exchange rates;

•	our ability to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws;

•	increased costs and additional regulations and requirements as a result of being a public company;

•	our ability to implement and maintain effective internal control over financial reporting;

•	potential volatility in our stock price;

•	our lack of current plans to pay cash dividends;

•	potential dilution by the future issuances of additional common stock in connection with our incentive plans, acquisitions or otherwise;

•	anti-takeover provisions in our organizational documents and our ability to issue preferred stock without shareholder approval; and

•	potential limits on our ability to use our net operating loss carryforwards.
These factors, risks and uncertainties include but are not limited to those described under “Item 1A - Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Annual Report on Form 10-K, for the year ended December 31, 2017, as updated by our periodic filings with the SEC.
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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$66,230	$23,964
Accounts receivable, net	54,464	50,474
Inventory, net	80,112	71,424
Prepaid expenses and other current assets	6,175	7,842
Total current assets	206,981	153,704
Property, plant and equipment, net	47,194	49,200
Surgical instruments, net	29,281	26,250
Goodwill	121,814	121,814
Intangible assets, net	19,209	18,899
Other assets, net	4,102	3,260
Total assets	$428,581	$373,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,201	$1,122
Accounts payable	24,925	20,495
Accrued expenses	21,796	22,233
Accrued payroll liabilities	11,571	10,214
Total current liabilities	59,493	54,064
Convertible senior notes	91,766	39,176
Capital lease obligation, net of current maturities	33,191	33,812
Deferred income taxes, net	672	3,360
Other liabilities	340	316
Total liabilities	185,462	130,728
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,626,848 and 43,389,576 shares issued and 43,602,255 and 43,373,611 shares outstanding, respectively	43	43
Additional paid-in capital	514,840	491,012
Accumulated deficit	(271,413)	(249,221)
Accumulated other comprehensive income	164	876
Treasury stock, at cost, 24,593 and 15,965 shares, respectively	(515)	(311)
Total stockholders’ equity	243,119	242,399
Total liabilities and stockholders’ equity	$428,581	$373,127

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$73,580	$65,692	$141,456	$127,577
Cost of revenue	25,624	22,522	50,043	44,001
Gross profit	47,956	43,170	91,413	83,576
Operating expenses:
Research and development	6,463	5,560	12,123	10,810
Sales and marketing	36,417	31,242	69,149	61,716
General and administrative	15,472	14,524	30,554	28,278
Total operating expenses	58,352	51,326	111,826	100,804
Loss from operations	(10,396)	(8,156)	(20,413)	(17,228)
Other expense, net:
Foreign currency transaction (loss) gain	(956)	874	(478)	847
Interest expense	(2,083)	(1,731)	(3,865)	(3,463)
Total other expense, net	(3,039)	(857)	(4,343)	(2,616)
Loss before income taxes	(13,435)	(9,013)	(24,756)	(19,844)
Income tax (benefit) expense	(2,641)	46	(2,564)	88
Net loss	$(10,794)	$(9,059)	$(22,192)	$(19,932)
Net loss per share:
Basic and diluted	$(0.25)	$(0.21)	$(0.51)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	43,160,085	42,641,585	43,139,720	42,434,311
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(10,794)	$(9,059)	$(22,192)	$(19,932)
Other comprehensive income:
Foreign currency translation adjustment	(2,483)	1,205	(712)	1,568
Other comprehensive (loss) income	(2,483)	1,205	(712)	1,568
Comprehensive loss	$(13,277)	$(7,854)	$(22,904)	$(18,364)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2017	43,389,576	$43	15,965	$(311)	$491,012	$(249,221)	$876	$242,399
Net loss	—	—	—	—	—	(22,192)		(22,192)
Other comprehensive loss	—	—	—	—	—	—	(712)	(712)
Stock-based compensation	—	—	—	—	3,139	—	—	3,139
Convertible senior notes due 2025, equity conversion option	—	—		—	21,171	—	—	21,171
Convertible senior notes due 2025, issuance costs allocated to equity	—	—		—	(1,006)	—	—	(1,006)
Treasury stock			8,628	(204)				(204)
Issuances and exercise of stock-based compensation plans, net of income tax	237,272	—	—	—	524	—	—	524
Balance at June 30, 2018	43,626,848	$43	24,593	$(515)	$514,840	$(271,413)	$164	$243,119

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(22,192)	$(19,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,358	14,614
Provision for inventory reserves	2,208	2,192
Provision for allowance for doubtful accounts	(750)	50
Stock-based compensation expense	3,139	2,880
Accretion of discounts and amortization of issuance costs of Convertible Notes	1,319	1,109
Deferred income taxes	(2,688)	—
Other	36	3
Changes in operating assets and liabilities:
Accounts receivable	(9,748)	(2,924)
Inventory	(8,351)	(3,523)
Prepaid expenses and other assets	1,912	(5,583)
Accounts payable, accrued expenses, and accrued payroll liabilities	5,953	2,929
Net cash used in operating activities	(17,804)	(8,185)
Investing activities
Purchases of surgical instruments	(9,763)	(6,442)
Purchases of property, plant and equipment	(1,600)	(2,571)
Changes in cash restricted for leasehold improvements	—	61
Purchase of intangible assets	(42)	(50)
Net cash used in investing activities	(11,405)	(9,002)
Financing activities
Borrowings on bank line of credit	18,000	—
Payments on bank line of credit	(18,000)	—
Payments under capital lease	(542)	(469)
Proceeds from issuances of convertible senior notes due 2025, net of issuance costs	72,000	—
Issuances and exercise of stock-based compensation plans, net of income tax	320	8,322
Net cash provided by financing activities	71,778	7,853
Effect of exchange rate changes on cash and cash equivalents	(303)	369
Net change in cash and cash equivalents	42,266	(8,965)
Cash and cash equivalents at beginning of period	23,964	45,511
Cash and cash equivalents at end of period	$66,230	$36,546

Significant non-cash investing activities
Assets acquired from business combination	$5,236	$—
Additions to property, plant and equipment	$150	$500
Reductions to property, plant and equipment from earned grant incentives	$(395)	$—

Significant non-cash financing activities
Convertible senior notes due 2025 issuance costs	$564	$—

Cash paid for:
Income taxes	$160	$131
Interest	$1,241	$1,124
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Six Ended June 30, 2018 and 2017
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of future results. All information as of June 30, 2018 and for the three and six month periods ending June 30, 2018 and 2017 within these notes to the condensed consolidated financial statements is unaudited.
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
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), with a date of initial adoption of January 1, 2018.  In preparing for the adoption of the new standard, we reviewed our revenue generating activities, identified the performance obligations related to those activities, and determined the appropriate timing and measurement of revenue related to the performance obligations in accordance with the standard.  We applied Topic 606 retrospectively to each period reported, however, based on the results of our evaluation, there were no changes to our historical condensed consolidated financial statements for the three and six months ended June 30, 2017 as a result of this adoption.
For revenue recognition arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
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
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the outstanding Convertible Notes. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of June 30, 2018 and 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
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
Other Recently Adopted and Issued Accounting Pronouncements
We adopted the following pronouncements effective January 1, 2018:
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs and other diverse practices. It also provides clarifications related to separately identifiable cash-flows and application of the predominance principle based on evaluating the source and nature of the underlying cash flows when determining whether it is a financing, investing, operating or a combination of cash flow classifications. The adoption of this ASU did not have an impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 requires that these amounts be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this ASU did not have a material impact on our financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU 2017-04, Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which no longer requires an entity to measure a goodwill impairment loss by comparing the implied fair value to the carrying value of a reporting unit’s goodwill. Instead, any goodwill impairment charge will be recognized as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update did not affect the optional qualitative assessment of goodwill impairment. The adoption of this ASU did not have an impact on our financial position, results of operations or cash flows.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), Scope of modification accounting, which provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. Under ASU 2017-09, a change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, inputs to the valuation technique used to value the award does not change, the vesting conditions do not change, and the classification as an equity or liability instrument do not change. The adoption of this ASU did not have an impact on our financial position, results of operations or cash flows.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB” No. 118”), to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017.  In accordance with SAB No. 118, a company must reflect the income tax effects of those aspects of the New Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the New Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the New Tax Act.  SAB No. 118 provides a measurement period that should not extend beyond one year and it begins in the period that includes the enactment date which was December 22, 2017.  We have not completed the accounting for the income tax effects of certain elements of the New Tax Act, which will become effective in future years.  When additional guidance and regulations enable us to finalize tax positions, we will reflect the impact of this ASU 2018-05 on the tax provision and deferred tax calculation as of December 31, 2018.
2.    ACCOUNTS RECEIVABLE
The following table summarizes accounts receivable, net of allowances:

	June 30, 2018	December 31, 2017
Accounts receivable	$55,778	$52,820
Allowances	(1,314)	(2,346)
Accounts receivable, net	$54,464	$50,474

3.    INVENTORY
The following table summarizes inventory, net of allowances:

	June 30, 2018	December 31, 2017
Finished goods	$121,606	$109,342
Inventory allowances	(41,494)	(37,918)
Inventory, net	$80,112	$71,424
Inventory includes surgical instruments available for sale with a carrying value of $8,947 and $8,493 at June 30, 2018 and December 31, 2017, respectively.
4.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	June 30, 2018	December 31, 2017
Prepaid expenses	$3,202	$3,419
Other	2,973	4,423
Total	$6,175	$7,842
5.     PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	June 30, 2018	December 31, 2017
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	19,809	20,222
Equipment	3-5 years	4,655	4,290
Software	3 years	8,964	7,784
Computer equipment	3 years	1,257	1,165
Furniture and office equipment	5-7 years	3,820	3,823
Vehicles and other	3 years	732	878
Total		65,706	64,631
Less accumulated depreciation and amortization		(18,512)	(15,431)
Property, plant and equipment, net		$47,194	$49,200

Depreciation and amortization expense for property, plant and equipment was $1,572 and $1,444 for the three months ended June 30, 2018 and 2017, respectively, and $3,097 and $2,805 for the six months ended June 30, 2018 and 2017, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for each of the three months ended June 30, 2018 and 2017 and $832 for each of the six months ended June 30, 2018 and 2017. Interest expense on the capital lease obligation was $559 and $576 for the three months ended June 30, 2018 and 2017, respectively and $1,123 and $1,156 for the six months ended June 30, 2018 and 2017, respectively.

6.     SURGICAL INSTRUMENTS
The following table summarizes surgical instruments:

	June 30, 2018	December 31, 2017
Surgical instruments	$81,483	$72,018
Less accumulated depreciation and allowances	(52,202)	(45,768)
Surgical instruments, net	$29,281	$26,250

Depreciation and allowance expense for surgical instruments was $3,175 and $2,652 for the three months ended June 30, 2018 and 2017, respectively, and $6,434 and $5,168 for the six months ended June 30, 2018 and 2017, respectively.
7.    ACQUISITION

On May 1, 2018, we completed our acquisition of certain of the spine assets of Medcomtech, S.A., our distributor in Spain and Portugal. The assets acquired as part of the business combination consist of surgical implants and instrumentation, and customer contracts and relationships that will permit us to offer our products on a direct basis in these countries.  In addition, we entered into an Agency and Services Agreement with Medcomtech, S.A. under which it will provide certain sales, market development and other support services to us.  Based on the nature of the assets acquired and services to be provided by Medcomtech, S.A., we accounted for the acquisition as a business combination. A preliminary allocation of the fair value of the purchase consideration of $5,236 was allocated to the inventory, surgical instruments and customer relationships acquired, as determined by a third party valuation. The acquisition was funded through an exchange of net accounts receivable owed to us by Medcomtech, S.A. The initial accounting for the business combination has not yet been completed because the valuation of such assets has not been finalized.  We expect to finalize our allocation of fair value prior to the completion of fiscal year 2018.
Following the May 1, 2018 acquisition, we have recognized revenue from the use of our products in surgical procedures in Spain and Portugal consistent with our revenue recognition policies for our direct markets. Revenue recognized for the period May 1, 2018 to June 30, 2018 was approximately $2,300 representing an increase of approximately $500 from the comparable period in 2017.

8.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	June 30, 2018
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	237	—	237
Subtotal		14,037	—	14,037
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,841)	159
Licensed technology	4 - 6 years	52,800	(52,617)	183
Customer relationships	4 - 10 years	30,300	(29,710)	590
Patents and other	2 - 17 years	6,103	(1,863)	4,240
Subtotal		151,203	(146,031)	5,172
Intangible assets, net		$165,240	$(146,031)	$19,209

	December 31, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	242	—	242
Subtotal		14,042	—	14,042
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,808)	192
Licensed technology	4 - 6 years	52,800	(52,602)	198
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	6,060	(1,593)	4,467
Subtotal		150,560	(145,703)	4,857
Intangible assets, net		$164,602	$(145,703)	$18,899
Amortization expense of intangible assets was $169 and $2,372 for the three months ended June 30, 2018 and 2017, respectively, and $327 and $4,745 for the six months ended June 30, 2018 and 2017, respectively.
As described in “Note 7. - Acquisition”, in May 2018, we acquired certain customer relationships of our former Spanish distributor in connection with our acquisition. These customer relationships will be amortized over an estimated useful life of 10 years.
As of June 30, 2018, the expected amortization expense for the remainder of 2018 and the following four years and thereafter is as follows:

June 30, 2018
2018	$344
2019	664
2020	637
2021	579
2022	579
Thereafter	2,369
Total	$5,172

9.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Accrued commissions	$10,975	$9,495
Accrued royalties	3,251	3,489
Other	7,570	9,249
Total	$21,796	$22,233
10.        DEBT
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time, the “Credit Agreement”) with Silicon Valley Bank and Comerica Bank as lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2019. The credit facility consists of revolving credit facility of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. As of June 30, 2018, we were in compliance with all the financial and other covenants of the credit facility. We had no outstanding borrowings on the revolving credit facility at June 30, 2018.

On June 8, 2018, we entered into an amendment to the Credit Agreement, which permits us to make additional cash distributions, as appropriate for interest and other payments under our 4.125% convertible senior notes due 2036 (the “2016 Notes”) and our 3.00% convertible senior notes due 2025 (the “2018 Notes”). Under the Credit Agreement as amended, we are permitted to distribute up to $12,000 in aggregate to make interest payments on the Convertible Notes and up to $5,000 in aggregate to make cash payments in connection with any conversions of the Convertible Notes.
We incurred interest expense of $69 and $0 related to the credit facility for the three months ended June 30, 2018 and 2017, respectively, and $88 and $0 for the six months ended June 30, 2018 and 2017, respectively. The amortization expense of loan issuance fees was $23 and $59 for the three months ended June 30, 2018 and 2017, respectively, and $41 and $119 for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, we had $49,000 of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6,000, representing a security deposit on our corporate headquarters and operations facilities lease.
Convertible Notes
Convertible Notes consist of the following:

	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	Carrying Value		Fair Value
2016 Notes	$40,416	$39,176	$47,711	$45,294
2018 Notes	51,350	—	59,166	—
Total	$91,766	$39,176	$106,877	$45,294

In August 2016, we issued $50,000 aggregate principal amount of the 2016 Notes. The 2016 Notes are due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The 2016 Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year.
In June 2018, we issued $75,000 aggregate principal amount of the 2018 Notes. The 2018 Notes are due June 30, 2025 unless earlier converted, redeemed or repurchased by us. The 2018 Notes pay interest at an annual rate of 3.00%, payable semi-annually in cash on June 30 and December 30 of each year beginning on December 30, 2018. We received net proceeds from the sale of the 2018 Notes of approximately $72,000, after deducting underwriting discounts and commissions and estimated offering expenses of $3,564. We used a portion of the proceeds to repay $18,000 of borrowings outstanding under the credit facility.
The Convertible Notes are governed by, as applicable, (i) an indenture, dated as of August 11, 2016, between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), relating to the 2016 Notes and (ii) an indenture, dated as of June 18,

2018 (the “2018 Indenture”), between the Company and the Trustee, relating to the 2018 Notes, each of which contain customary terms and covenants and events of default. The Convertible Notes are senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to our future indebtedness that is expressly subordinated to the Convertible Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity (to the extent we are not a holder thereof), if any, of our subsidiaries.
Noteholders may convert their 2018 Notes at their option only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price (as defined in the 2018 Indenture) per share of our common stock for at least 20 trading days (as defined in the 2018 Indenture), whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (as defined in the 2018 Indenture) on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) if the trading price (as defined in the 2018 Indenture) per $1,000 principal amount of 2018 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price per share of our common stock and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2018 Indenture; (4) if we call the 2018 Notes for redemption; and (5) at any time from, and including, March 30, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 35.2930 shares of common stock per $1,000 principal amount of the 2018 Notes, which represents an initial conversion price of approximately $28.33 per share of common stock, and is subject to adjustment upon certain events. Upon a “make-whole fundamental change” (as defined in the 2018 Indenture) or in connection with a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change or notice of redemption.
The 2018 Notes are redeemable, in whole or in part, at our option at any time on or after July 5, 2022 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, if any, to but not including, the redemption date. Upon a “fundamental change”, noteholders may require us to repurchase their 2018 Notes in whole or in part for cash at a cash repurchase price equal to the principal amount of the 2018 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.
Under the 2018 Indenture, if an event of default (as defined in the 2018 Indenture), other than certain bankruptcy and insolvency-related events of default with respect to the Company, occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2018 Notes may declare the principal amount of and the accrued and unpaid interest on the outstanding 2018 Notes to be due and payable by notice to the Company. If an event of default arising out of certain events of bankruptcy or insolvency involving the Company occurs, the principal amount of the 2018 Notes and accrued and unpaid interest, if any, will automatically become due and payable. Additionally, the 2018 Indenture provides that the Company may not consolidate with or merge with or into, or sell, lease or otherwise transfer all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, to another person, unless: (a) the resulting, surviving or transferee person (if not the Company) is a corporation, duly organized and existing under the laws of the United States, any state thereof or the District of Columbia that expressly assumes by a supplemental indenture all of the Company’s obligations under the 2018 Notes and the 2018 Indenture; and (b) immediately after giving effect to such transaction, no default or event of default (each as defined in the 2018 Indenture), has occurred and is continuing.
Pursuant to ASC 470, we have bifurcated the debt and equity components of the 2018 Notes. The separation was performed by determining the fair value of a similar debt instrument without the associated equity component. That amount was then deducted from the initial gross proceeds of the 2018 Notes to arrive at a residual amount which was allocated to the conversion feature that is classified as equity. The difference between the principal amount of the 2018 Notes and estimated fair value of the liability component without the embedded equity component (representing the fair value of the embedded equity component) is recorded as a debt discount and an increase to additional paid in capital on the issuance date.
The initial fair value of the indebtedness and the embedded conversion option was $53,829 and $21,171, respectively. The embedded conversion option was recorded in stockholders’ equity and as debt discount, to be subsequently accreted to interest expense over the term of the 2018 Notes. Underwriting discounts and commissions and offering expenses for the 2018 Notes totaled approximately $3,564 and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2,558 attributable to the indebtedness was recorded as a reduction to the carrying value of the 2018 Notes. which will be amortized as interest expense over the term of 2018 Notes, and $1,006 attributable to the equity component was recorded a reduction to additional paid-in-capital in stockholders’ equity.
Interest expense related to the 2016 Notes was $1,142 and $1,075 for the three months ended June 30, 2018 and 2017, respectively, and $2,272 and $2,140 for the six months ended June 30, 2018 and 2017, respectively. These amounts included accretion expense of the debt discounts of $626 and $559 for the three months ended June 30, 2018 and 2017, respectively, and $1,240 and $1,109 for the six months ended June 30, 2018 and 2017, respectively.
Interest expense related to the 2018 Notes was $154 for the three and six months ended June 30, 2018. These amounts included 79 for accretion of the debt discounts and issuance costs recorded.
11.    STOCK-BASED COMPENSATION
As of June 30, 2018, there was a total of 820,636 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item and type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$31	$34	$58	$79
Research and development	93	169	129	255
Sales and marketing	269	291	508	651
General and administrative	1,295	845	2,444	1,895
Total	$1,688	$1,339	$3,139	$2,880

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$830	$663	$1,547	$1,474
Restricted stock	683	410	1,263	759
Restricted stock units (“RSUs”)	107	145	191	405
Employee Stock Purchase Plan	68	121	138	242
Total	$1,688	$1,339	$3,139	$2,880

The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,165,387	$14.26	5.88	$15,567
Granted	375,407	23.44
Exercised	(59,045)	9.69
Expired	(17,517)	11.38
Forfeited	(5,782)	20.18
Outstanding at June 30, 2018	3,458,450	$15.34	5.91	$25,610
Vested:
At June 30, 2018	2,408,600	$13.00	4.63	$23,112
Expected to vest:
At June 30, 2018	1,049,850	$20.70	1.88	$2,497
(1) Calculated using the fair market value per-share of our common stock as of June 30, 2018 and December 31, 2017 of $22.50 and $18.00, respectively.
A summary of restricted stock and RSU activity during the six months ended June 30, 2018 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2017	265,684	$19.46	2.03	46,247	$20.30	2.28
Vested (1)	(43,850)	22.81		(13,018)	20.85
Granted	134,693	23.43		30,154	22.80
Non-vested at June 30, 2018	356,527	$20.55	2.35	63,383	$21.38	2.39
Vested or expected to vest:
At June 30, 2018	356,527	$20.55	2.35	63,383	$21.38	2.39
(1) Represents restricted stock and RSUs which vested in 2018. These shares and units were net settled, which resulted in the return of 8,628 shares, reflected as treasury shares and 2,860 units in lieu of withholding taxes for the six months ended June 30, 2018.
12.     COMMITMENTS AND CONTINGENCIES
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
As of June 30, 2018, several of these agreements could require us to make additional payments should certain conditions be met in the future. Of these amounts, (i) up to $16,515 would be paid following the receipt of regulatory applications and approvals in the United States. (ii) up to $1,500 would be paid following attainment of certain subscriber levels as of July 2018, July 2019 and July 2020, and (iii) up to $300 would be paid based on completion of software development in 2018 related to our Balance ACS platform.
In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively, related to one of these agreements. A royalty payment of 7% of net sales of related products may be due until such sales reach $20,000.

The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices, or other contingencies in the ordinary course of our business. We are not aware of any pending or threatened legal proceeding against us that we expect would have a material adverse effect on our business, operating results or financial condition. However, we are a party in multiple legal actions involving claimants seeking various remedies, including monetary damages, and none of the outcomes are certain or entirely within our control. We expense fees for legal services as incurred.
13.     RELATED PARTIES
In January 2017, pursuant to an underwritten public offering, our prior sponsor Welsh, Carson, Anderson & Stowe XI, L.P., and certain of its affiliates completed the sale of 4,000,000 shares of our common stock. We incurred transaction fees of approximately $225 which are reflected as general and administrative expenses for the six months ended June 30, 2017. We did not receive any proceeds from the sale of these shares.
14.    INCOME TAXES
The provision for income taxes includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended June 30, 2018 and 2017, the income tax (benefit) expense was $(2,641) and $46, respectively, resulting in an effective tax rate of 19.6% and (0.5)%, respectively. For the six months ended June 30, 2018 and 2017, income tax (benefit) expense was $(2,564) and $88, respectively, resulting in an effective tax rate of 10.3% and (0.4)%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was enacted in the U.S. which provided for the indefinite carryforward of domestic net operating losses generated in tax years ending after December 31, 2017. As a result of this change, the domestic net operating losses we incurred to-date in 2018 were recognized this period to the extent that they are available to offset our indefinite-lived deferred tax liabilities. The effective tax rate differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.
15.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss per common share:
Net loss	$(10,794)	$(9,059)	$(22,192)	$(19,932)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	43,160,085	42,641,585	43,139,720	42,434,311
Basic and diluted loss per common share	$(0.25)	$(0.21)	$(0.51)	$(0.47)
The following outstanding securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	3,458,450	3,297,535	3,458,450	3,297,535
Restricted stock	356,527	346,068	356,527	346,068
RSUs	63,383	46,988	63,383	46,988
As discussed in Note 10, we have $50,000 aggregate principal amount of 2016 Notes outstanding at June 30, 2018 and 2017 and $75,000 aggregate principal amount of 2018 Notes outstanding at June 30, 2018. The Convertible Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Convertible Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Convertible Notes is excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2018 and 2017 causes such securities to be antidilutive.

The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Conversion of 2016 Notes	2,641,710	2,642,081	2,641,710	2,642,081
Conversion of 2018 Notes	3,242,535	—	3,242,535	—
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
International revenue represented 26.2% and 26.3% for the three and six months ended June 30, 2018, respectively, and no individual country represented 10% or greater of our consolidated revenue.
One customer accounted for approximately 13.0% and 10.5% of total revenue for the three months ended June 30, 2018 and 2017, respectively, and 12.9% and 10.2% for the six months ended June 30, 2018 and 2017, respectively.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$54,325	$50,775	$104,216	$96,982
International	19,255	14,917	37,240	30,595
Total	$73,580	$65,692	$141,456	$127,577
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
The following table represents domestic revenue by current procedure category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Complex spine	$21,829	$20,342	$40,341	$37,478
Minimally invasive	8,685	8,785	17,061	16,657
Degenerative	23,811	21,648	46,814	42,847
	54,325	50,775	104,216	96,982
International	19,255	14,917	37,240	30,595
Total	$73,580	$65,692	$141,456	$127,577

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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of June 30, 2018, our U.S. sales force consisted of 101 direct sales employees and 111 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 40 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, through independent sales agencies in Spain, Italy and Canada and with independent distributors in other markets such as Australia and Japan. For the three and six months ended June 30, 2018, international sales accounted for approximately 26.2% and 26.3% of our revenue. As of June 30, 2018, our international sales force consisted of 41 direct sales employees, 11 independent sales agencies and 23 independent distributors.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to these distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product line extensions. During both the three and six months ended June 30, 2018, revenue denominated in currencies other than in U.S. dollars from our international direct markets approximated 13.0% of our consolidated revenue.

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
Beginning in May 2018, we started selling sell our products directly to hospital customers through a sales agency relationship that we entered into with our former distributor in Spain and Portugal. We are now managing and have assumed the risk for billing, collections and inventory management for the entities’ business related to our products. As a result of the agreement, we have recognized revenue upon the use of our products in the completion of a surgical procedure and are now maintaining title and risk of loss for the related inventory until completion rather than recognizing revenue on a wholesale basis and transferring title and risk of loss of our inventory upon shipment from our premises. Our foreign currency risk has increased due to the greater number of these transactions which are processed in currencies other than the U.S. dollar. Accordingly, our accounts receivable and revenue denominated in currencies other than the U.S. dollar has increased in the second quarter of 2018 and is expected to increase further as we experience revenue growth in Spain and the European countries.
We have implemented an internal initiative to reduce costs in a number of areas in an effort to reduce operating expenses without impacting revenue or key development initiatives.  These initiatives include sales and marketing distribution channel adjustments in both the US and international markets based on the productivity of those channels and their relative cost, as well as planned reductions in overall sales administration expenses.  In addition, we are making adjustments to our operating processes to improve efficiencies of the product delivery and distribution channel as well as to selectively reduce expenses in our General and Administrative, and Research and Development areas without limiting our innovation efforts and to reduce discretionary costs.  Finally, we plan to pay a larger percentage of compensation than we have historically in the form of equity awards rather than cash bonuses.  We are targeting an average reduction to quarterly expenses of $3.5 million for the remainder of 2018 as result of these initiatives.  While we expect to successfully implement these initiatives, there can be no assurances that such savings will be achieved or that other unanticipated expenses will not arise.
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

•	our ability to achieve profitability through continued gross margin expansion and reduced operating expenses as a percentage of revenue; and

•
adverse effects and potential risks associated with the exit of the United Kingdom from the European Union, such as greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexity.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue	$73,580	$65,692	$141,456	$127,577
Cost of revenue	25,624	22,522	50,043	44,001
Gross profit	47,956	43,170	91,413	83,576
Operating expenses:
Research and development	6,463	5,560	12,123	10,810
Sales and marketing	36,417	31,242	69,149	61,716
General and administrative	15,472	14,524	30,554	28,278
Total operating expenses	58,352	51,326	111,826	100,804
Loss from operations	(10,396)	(8,156)	(20,413)	(17,228)
Other expense, net:
Foreign currency transaction (loss) gain	(956)	874	(478)	847
Interest expense	(2,083)	(1,731)	(3,865)	(3,463)
Total other expense, net	(3,039)	(857)	(4,343)	(2,616)
Loss before income tax expense	(13,435)	(9,013)	(24,756)	(19,844)
Income tax (benefit) expense	(2,641)	46	(2,564)	88
Net loss	$(10,794)	$(9,059)	$(22,192)	$(19,932)
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
United States	$54,325	$50,775	$3,550	7.0%
International	19,255	14,917	4,338	29.1%
Total revenue	$73,580	$65,692	$7,888	12.0%
Total revenue increased $7.9 million, or 12.0%, to $73.6 million for the three months ended June 30, 2018 from $65.7 million for the three months ended June 30, 2017. The increase in revenue was primarily driven by $8.3 million in sales volume from new surgeon users in the United States and increased purchases from Australia and Japan, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue from Saudi Arabia.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended June 30,
	2018	2017	$ Increase	% Change
	(In thousands)
Complex spine	$21,829	$20,342	$1,487	7.3%
Minimally invasive	8,685	8,785	(100)	(1.1)%
Degenerative	23,811	21,648	2,163	10.0%
Total U.S. revenue	$54,325	$50,775	$3,550	7.0%
U.S. revenue increased $3.6 million, or 7.0%, to $54.3 million for the three months ended June 30, 2018 from $50.8 million for the three months ended June 30, 2017. Sales in our complex spine, MIS and degenerative categories represented 40.2%, 16.0% and 43.8% of U.S. revenue, respectively, for the three months ended June 30, 2018, compared to 40.1%, 17.3% and 42.6% of U.S. revenue, respectively, for the three months ended June 30, 2017. The overall U.S. revenue growth was driven by new surgeon users representing $8.3 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $1.5 million primarily reflects increased surgeon usage of our new YUKON™ system of $2.3 million and a $1.8 million increase in use of our EVEREST® systems, partially offset by decreased usage of our MESA® deformity spinal system. Minimally invasive decline of $0.1 million primarily reflects decreased surgeon usage of our biologics portfolio. Degenerative growth of $2.2 million primarily reflects surgeon usage of our CASCADIA interbody devices of $1.3 million and the introduction of our OZARK™ anterior cervical plate system of $0.8 million.
International Revenue
International revenue increased $4.3 million, or 29.1%, to $19.3 million for the three months ended June 30, 2018 from $14.9 million for the three months ended June 30, 2017. International revenue growth was driven by increased revenue in Australia, Japan, Spain and Italy, primarily reflecting new set investments by our distributor partners in Australia and Japan, continued increases in surgical activity within the Italian market, the transition to a direct agent market in Spain and currency exchange favorability.
Cost of Revenue
Cost of revenue increased $3.1 million, or 13.8%, to $25.6 million for the three months ended June 30, 2018 from $22.5 million for the three months ended June 30, 2017. The increase was primarily due to increased sales volume, increased payroll and related expenses and higher instrument amortization expense. Instrument amortization expense increased $0.5 million, or 12.9%, to $4.1 million for the three months ended June 30, 2018 from $3.6 million in the three months ended June 30, 2017.
Gross Profit
Gross profit decreased as a percentage of revenue to 65.2%, for the three months ended June 30, 2018 from 65.7% for the three months ended June 30, 2017. The decrease in gross profit as a percentage of revenue is primarily due to lower overall average selling prices during the quarter and increased payroll and related expenses.
Research and Development
Research and development expenses increased $0.9 million, or 16.2%, to $6.5 million for the three months ended June 30, 2018 from $5.6 million for the three months ended June 30, 2017. This increase was primarily due to increased payroll and related expenses, increased travel and increased spending for new product development.
Sales and Marketing
Sales and marketing expenses increased $5.2 million, or 16.6%, to $36.4 million for the three months ended June 30, 2018 from $31.2 million for the three months ended June 30, 2017. The increase was primarily due to an increase in sales commissions to our independent sales agents which also contributed to the increase as a percentage of revenue for the period, and increased spending on travel.
General and Administrative
General and administrative expenses increased $1.0 million, or 6.5%, to $15.5 million for the three months ended June 30, 2018 from $14.5 million for the three months ended June 30, 2017. The increase was primarily due to increases in legal expenses and payroll and related expenses, partially offset by a reduction of bad debt expense, depreciation and amortization. General and administrative expenses include amortization of intangible assets of $0.2 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively.

Other Expense, net
Other expense, net, increased $2.1 million to $3.0 million for the three months ended June 30, 2018 from $0.9 million for the three months ended June 30, 2017. The increase in other expense, net, was primarily attributable to an increase of $1.8 million in unrealized losses from foreign currency remeasurement on intercompany payable balances.
Income Tax (Benefit) Expense
Income tax benefit was $2.6 million for the three months ended June 30, 2018 compared to an income tax expense of $46 thousand for the three months ended June 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was enacted in the U.S. which provided for the indefinite carryforward of domestic net operating losses generated in tax years ending after December 31, 2017.  Net operating losses incurred by a U.S. corporate taxpayer in tax years prior to 2018 continue to be subject to expiration periods if not used to offset future taxable income.  As a result of this change, the domestic net operating losses we incurred to-date in 2018 were recognized to the extent that they are available to offset our indefinite-lived deferred tax liabilities.  Although we expect to incur domestic operating losses in the future, deferred tax assets (and a related tax benefit) will only be recognized to the extent we have deferred tax liabilities to offset.
Net Loss
Net loss increased $1.7 million, or 19.2%, to $10.8 million for the three months ended June 30, 2018 from $9.1 million for the three months ended June 30, 2017. The increase in net loss was primarily the result of significantly higher tax tax benefit of $2.6 million from tax law changes and selling and marketing expenses due to the increase in revenue and general and administrative expenses as discussed above.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(In thousands)
United States	$104,216	$96,982	$7,234	7.5%
International	37,240	30,595	6,645	21.7%
Total revenue	$141,456	$127,577	$13,879	10.9%
Total revenue increased $13.9 million, or 10.9%, to $141.5 million for the six months ended June 30, 2018 from $127.6 million for the six months ended June 30, 2017. The increase in revenue was primarily driven by $13.6 million in sales volume from new surgeon users in the United States, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue from Saudi Arabia.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Six Months Ended June 30,
	2018	2017	$ Increase	% Change
	(In thousands)
Complex spine	$40,341	$37,478	$2,863	7.6%
Minimally invasive	17,061	16,657	404	2.4%
Degenerative	46,814	42,847	3,967	9.3%
Total U.S. revenue	$104,216	$96,982	$7,234	7.5%
U.S. revenue increased $7.2 million, or 7.5%, to $104.2 million for the six months ended June 30, 2018 from $97.0 million for the six months ended June 30, 2017. Sales in our complex spine, MIS and degenerative categories represented 38.7%, 16.4% and 44.9% of U.S. revenue, respectively, for the six months ended June 30, 2018, compared to 38.6%, 17.2% and 44.2% of U.S. revenue, respectively, for the six months ended June 30, 2017. The overall U.S. revenue growth was driven by new surgeon users representing $13.6 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $2.9 million primarily reflects increased surgeon usage of our new YUKON™ system of $4.0 million and a $2.3 million increase in use of our EVEREST® systems, partially offset by decreased usage of our MESA® deformity spinal system. Minimally invasive growth of $0.4 million primarily reflects increased surgeon usage of our CASCADIA™ interbody devices of $1.7 million, partially offset by decreases in usage of our first generation interbody spacer systems. Degenerative growth of $4.0 million primarily reflects surgeon usage of our CASCADIA interbody devices of $3.0 million and the introduction of our OZARK™ anterior cervical plate system of $1.0 million.
International Revenue
International revenue increased $6.6 million, or 21.7%, to $37.2 million for the six months ended June 30, 2018 from $30.6 million for the six months ended June 30, 2017. International revenue growth was driven by increased revenue in Australia, Japan, Germany and Italy, primarily reflecting new set investments by our distributor partners in Australia and Japan and continued increases in surgical activity within the Italian and German markets, as well as currency exchange favorability.
Cost of Revenue
Cost of revenue increased $6.0 million, or 13.7%, to $50.0 million for the six months ended June 30, 2018 from $44.0 million for the six months ended June 30, 2017. The increase was primarily due to increased sales volume, increased payroll and related expenses and higher instrument amortization expense. Instrument amortization expense increased $0.9 million, or 12.2%, to $7.9 million for the six months ended June 30, 2018 from $7.1 million in the six months ended June 30, 2017.
Gross Profit
Gross profit decreased as a percentage of revenue to 64.6%, for the six months ended June 30, 2018 from 65.5% for the six months ended June 30, 2017. The decrease in gross profit as a percentage of revenue is primarily due to lower overall average selling prices during the quarter and increased payroll and related expenses.
Research and Development
Research and development expenses increased $1.3 million, or 12.1%, to $12.1 million for the six months ended June 30, 2018 from $10.8 million for the six months ended June 30, 2017. This increase was primarily due to increased payroll and related expenses and increased spending for new product development.
Sales and Marketing
Sales and marketing expenses increased $7.4 million, or 12.0%, to $69.1 million for the six months ended June 30, 2018 from $61.7 million for the six months ended June 30, 2017. The increase was primarily due to an increase in sales commissions to our independent sales agents, higher shipping expense and increased spending on travel.
General and Administrative
General and administrative expenses increased $2.3 million, or 8.0%, to $30.6 million for the six months ended June 30, 2018 from $28.3 million for the six months ended June 30, 2017. The increase was primarily due to increases in legal expenses and payroll and related expenses, partially offset by a reduction in depreciation and amortization. General and administrative expenses include amortization of intangible assets of $0.3 million and $4.7 million for the six months ended June 30, 2018 and 2017, respectively.
Other Expense, net
Other expense, net, increased $1.7 million to $4.3 million for the six months ended June 30, 2018 from $2.6 million for the six months ended June 30, 2017. The increase in other expense, net was primarily attributable to an increase of $1.3 million in unrealized loss from foreign currency remeasurement on intercompany payable balances.
    Income Tax (Benefit) Expense
Income tax benefit was $2.6 million for the six months ended June 30, 2018 compared to an income tax expense of $88 thousand for the six months ended June 30, 2017. As previously mentioned,  the Tax Cuts and Jobs Act (H.R. 1) provided for the indefinite carryforward of domestic net operating losses generated in tax years ending after December 31, 2017.   As a result of this change, the domestic net operating losses we incurred to-date in 2018 were recognized to the extent that they are available to offset our indefinite-lived deferred tax liabilities which resulted in the income tax benefit in the period.

Net Loss
Net loss increased $2.3 million, or 11.3%, to $22.2 million for the six months ended June 30, 2018 from $19.9 million for the six months ended June 30, 2017. The increase in net loss was primarily the result of significantly higher tax benefit of $2.6 million and selling and marketing expenses due to the increase in revenue and general and administrative expenses as discussed above.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, transaction expenses associated with our Spanish business combination and foreign currency transaction loss (gain).
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(10,794)	$(9,059)	$(22,192)	$(19,932)
Interest expense	2,083	1,731	3,865	3,463
Income tax (benefit) expense	(2,641)	46	(2,564)	88
Depreciation and amortization	5,812	7,419	11,358	14,614
Stock-based compensation expense	1,688	1,339	3,139	2,880
Spanish transaction expenses	220	—	220	—
Foreign currency transaction loss (gain)	956	(874)	478	(847)
Adjusted EBITDA	$(2,676)	$602	$(5,696)	$266
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business, including through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. We expect to fund our long-term capital needs with cash and cash equivalents, availability under our revolving credit facility (which may vary due to changes in our borrowing capacity) and cash flow from operations. We expect to fund additional purchases of product inventory and surgical instrumentation of approximately $1.3 million during the remainder of 2018 to support our transition to the agency relationship in Spain and Portugal and additional expenses as we expand our distribution capabilities in certain areas in the United States. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they would be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
On June 8, 2018, we entered into an amendment to the Credit Agreement, which, among other things, permits us to distribute up to $12.0 million in aggregate to make interest payments on the Convertible Notes and up to $5.0 million in aggregate to make cash payments in connection with any conversion of the Convertible Notes.
On June 18, 2018, we issued $75.0 million aggregate principal amount of 2018 Notes and received net proceeds of approximately $72.0 million. We retired the $18.0 million of borrowings outstanding under our revolving credit facility with a portion of these proceeds. The remaining net proceeds have been or will be used for general corporate purposes, which may include working capital and further investment in Spain and U.S. expansion as described, which could further increase our inventory purchases and sales commission expenses. For further details on the amendment to the Credit Agreement and the Convertible Notes, please refer to “Indebtedness” below.
As of June 30, 2018, our cash and cash equivalents were $66.2 million as compared to $24.0 million as of December 31, 2017. At June 30, 2018, our outstanding long-term indebtedness consisted primarily of the carrying value of the Notes of $91.8 million and the capital lease obligation, net of current maturities, of $33.2 million. As of June 30, 2018, we had working capital of $147.5 million as compared to $99.6 million as of December 31, 2017.
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
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(17,804)	$(8,185)
Net cash used in investing activities	(11,405)	(9,002)
Net cash provided by financing activities	71,778	7,853
Effect of exchange rate on cash	(303)	369
Net change in cash and cash equivalents	$42,266	$(8,965)
Cash Used in Operating Activities
Net cash used in operating activities increased $9.6 million to $17.8 million for the six months ended June 30, 2018 from $8.2 million for the six months ended June 30, 2017. The increase in net cash used in operations was primarily the result of an increase in accounts receivable and inventory purchases attributable to the increases in revenue and product distribution, offset in part from the timing of payments of operating and prepaid expenses.

Cash Used in Investing Activities
Net cash used in investing activities increased $2.4 million to $11.4 million for the six months ended June 30, 2018 from $9.0 million for the six months ended June 30, 2017. The increase in net cash used in investing activities was primarily the result of an increase in purchases of surgical instruments, offset in part by a decrease in purchases of property, plant and equipment. During the remainder of 2018, we expect net cash used in investing activities for purchases of surgical instruments to continue to increase as we continue to expand our product portfolio.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $63.9 million to $71.8 million for the six months ended June 30, 2018 from $7.9 million for the six months ended June 30, 2017. This increase was primarily due to proceeds of $72.0 million from our issuance of the 2018 Notes, net of issuance costs, offset in part from exercise of stock based compensation plans. During the six months ended June 30, 2018, we borrowed $18.0 million under our credit facility, which was repaid from net proceeds received from issuance of the 2018 Notes.
Indebtedness
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time, the “Credit Agreement”) with Silicon Valley Bank and Comerica Bank as lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2019. The credit facility consists of revolving credit facility of $55.0 million, with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. As of June 30, 2018, we were in compliance with all the financial and other covenants of the credit facility. We had no outstanding borrowings on the revolving credit facility at June 30, 2018.

On June 8, 2018, we entered into an amendment to the Credit Agreement, which permits us to make additional cash distributions, as appropriate for interest and other payments under our Convertible Notes. Under the Credit Agreement, as amended, we are now permitted to distribute up to $12.0 million in aggregate to make interest payments on the Convertible Notes and up to $5.0 million in aggregate to make cash payments in connection with any conversions of the Convertible Notes.
As of June 30, 2018, we had $49.0 million of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6.0 million, representing a security deposit on the corporate headquarters and operations facilities lease.
Convertible Notes
In August 2016, we issued $50.0 million aggregate principal amount of the 2016 Notes. The 2016 Notes are due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The 2016 Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year.
In June 2018, we issued $75.0 million aggregate principal amount of the 2018 Notes. The 2018 Notes are due June 30, 2025 unless earlier converted, redeemed or repurchased by us. The 2018 Notes pay interest at an annual rate of 3.00%, payable semi-annually in cash on June 30 and December 30 of each year beginning on December 30, 2018. We received net proceeds from the sale of the 2018 Notes of approximately $72.0 million after deducting underwriting discounts and commissions and offering expenses of $3,564.
The Convertible Notes are governed by, as applicable, (i) an indenture, dated as of August 11, 2016, between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), relating to the 2016 Notes and (ii) an indenture, dated as of June 18, 2018 (the “2018 Indenture”), between the Company and the Trustee, relating to the 2018 Notes, each of which contain customary terms and covenants and events of default. The Convertible Notes are senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to our future indebtedness that is expressly subordinated to the Convertible Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity (to the extent we are not a holder thereof), if any, of our subsidiaries.
Noteholders may convert their 2018 Notes at their option only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price (as defined in the 2018 Indenture) per share of our common stock for at least 20 trading days (as defined in the 2018 Indenture), whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (as defined in the 2018 Indenture) on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) if the trading price (as defined in the 2018 Indenture) per $1,000 principal amount of 2018 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price per share of our common stock and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2018 Indenture; (4) if we call the 2018 Notes for redemption; and (5) at any time from, and including, March 30, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 35.2930 shares of common stock per $1,000 principal amount of the 2018 Notes, which represents an initial conversion price of approximately $28.33 per share of common stock, and is subject to adjustment upon certain events. Upon a “make-whole fundamental change” (as defined in the 2018 Indenture) or in connection with a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change or notice of redemption.
The 2018 Notes are redeemable, in whole or in part, at our option at any time on or after July 5, 2022 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, if any, to but not including, the redemption date. Upon a “fundamental change”, noteholders may require us to repurchase their 2018 Notes in whole or in part for cash at a cash repurchase price equal to the principal amount of the 2018 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.
Under the 2018 Indenture, if an event of default (as defined in the 2018 Indenture), other than certain bankruptcy and insolvency-related events of default with respect to the Company, occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2018 Notes may declare the principal amount of and the accrued and unpaid interest on the outstanding 2018 Notes to be due and payable by notice to the Company. If an event of default arising out of certain events of bankruptcy or insolvency involving the Company occurs, the principal amount of the 2018 Notes and accrued and unpaid interest, if any, will automatically become due and payable. Additionally, the 2018 Indenture provides that the Company may not consolidate with or merge with or into, or sell, lease or otherwise transfer all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, to another person, unless: (a) the resulting, surviving or transferee person (if not the Company) is a corporation, duly organized and existing under the laws of the United States, any state thereof or the District of Columbia that expressly assumes by a supplemental indenture all of the Company’s obligations under the 2018 Notes and the 2018 Indenture; and (b) immediately after giving effect to such transaction, no default or event of default (each as defined in the 2018 Indenture), has occurred and is continuing.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on the corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three and six months ended June 30, 2018.

Recently Issued Accounting Pronouncements
Please see “Note 1 - General and Summary of Significant Accounting Policies - Other Recently Adopted and Issued Accounting Pronouncements” for additional information.
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
Interest Rate Risk
The interest rate on the Convertible Notes is fixed therefore we are not exposed to interest rate risk with respect to these notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a change in interest rates of 10% would have a significant impact on our net loss for the period or on cash flow.
Foreign Exchange Risk
We operate in countries outside of the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. Following our May 1, 2018 acquisition of Medcomtech, S.A. and transition to an independent sales agency relationship in Spain, our exposure to foreign currency risks increased as we started to invoice our Spanish and Portuguese customers in Euros. We expect our exposure to risk relating to foreign currencies to increase in the second half of 2018 as we continue to operate in Spain and Portugal.  For the three months ended June 30, 2018, revenue denominated in currencies other than U.S. Dollars represented approximately 13.0% of our total revenue as compared to approximately 10.0% for the three months ended March 31, 2018. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction (loss) gain of $(1.0) million and $0.9 million during the three months ended June 30, 2018 and 2017, respectively, compared to $(0.5) million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation (loss) income of $(2.5) million and $1.2 million in the three months ended June 30, 2018 and 2017, respectively, compared to $(0.7) million and $1.6 million during the six months ended June 30, 2018 and 2017, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.0% and 13.9% of our revenue for the three months ended June 30, 2018 and June 30, 2017, compared to 13.6% and 14.9% of our revenue during the six months ended June 30, 2018 and 2017, respectively. In addition, our revenue from such customers represented 21.7% and 31.8% of our net outstanding accounts receivable at June 30, 2018 and December 31, 2017, respectively.

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

We carried out the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, were not effective at the reasonable assurance level as of June 30, 2018 due to the material weaknesses identified as of December 31, 2017 and described below.

Notwithstanding the identified material weaknesses and management’s assessment that internal control over financial reporting was not effective as of June 30, 2018, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States.
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

•
establish and maintain a comprehensive change management process and controls over IT operating systems, databases, IT applications and reports created from certain key IT systems to be used in the financial reporting process.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Sales of Unregistered Securities
During the period April 1, 2018 to June 30, 2018, we did not issue shares of our common stock under the 2010 independent agent stock option plan to agents or other non-employees upon exercise of stock options.
On June 18, 2018, we issued $75.0 million aggregate principal amount of 3.00% 2018 Notes in a private offering. As explained in Note 10 to the financial statements, Debt - Convertible Notes, the 2018 Notes are convertible into shares of our common stock under certain circumstances. We received net proceeds of approximately $72.0 million after deducting the initial purchaser’s discount and the estimated issuance costs of approximately $3.6 million. The 2018 Notes will pay interest semi-annually in cash on June 30 and December 30 of each year, commencing December 30, 2018 and will mature on June 30, 2025, unless earlier converted or redeemed or repurchased by us.
Noteholders may convert their 2018 Notes at their option only under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price as defined in the indenture governing the 2018 Notes (the “2018 Indenture”) per share of our common stock for at least 20 trading days (as defined in the 2018 Indenture), whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (as defined in the 2018 Indenture) on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) if the trading price (as defined in the 2018 Indenture) per $1,000 principal amount of 2018 Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price per share of our common stock and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2018 Indenture; (4) if we call the 2018 Notes for redemption; and (5) at any time from, and including, March 30, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 35.2930 shares of common stock per $1,000 principal amount of the 2018 Notes, which represents an initial conversion price of approximately $28.33 per share of common stock, and is subject to adjustment upon certain events. Upon a “make-whole fundamental change” (as defined in the 2018 Indenture) or in connection with a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2018 Notes in connection with such make-whole fundamental change or notice of redemption.
The 2018 Notes were sold to initial purchasers in reliance on the exemption from registration permitted by Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”), and for resale by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
4.1
Indenture, dated June 18, 2018, between K2M Group Holdings, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2018 (File No. 001-36443)).

4.2
Form of 3.00% Convertible Senior Note (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2018 (File No. 001-36443)).

10.1
Eleventh Amendment dated June 8, 2018 to Credit Agreement dated October 29, 2012, by and among K2M Holdings, Inc., as the guarantor, K2M, Inc. and K2M UK Limited, as borrowers, and Silicon Valley Bank and Comerica Bank as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2018 (File No. 001-36443)).

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

K2M Group Holdings, Inc. (Registrant)

August 1, 2018	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	Chairman, President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer