Form 10-Q
period 2018-09-30
K2M GROUP HOLDINGS, INC.
filed 2018-11-08
CIK 1499807

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, on October 30, 2018 was 43,737,010.

K2M GROUP HOLDINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act (“SEC”) of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements include statements relating to the expected timing, completion and effects of the proposed merger with Stryker Corporation (the “Merger”), as well as other statements representing management’s beliefs about, future events, transactions, strategies, operations and financial results, including, without limitation, our expectations with respect to the costs and other anticipated financial impacts of the Merger; our future financial and operating results; our plans, objectives, expectations and intentions with respect to future operations and services; required approvals to complete the Merger by our stockholders and by governmental regulatory authorities, and the timing and conditions for such approvals; and the satisfaction of the closing conditions to the proposed Merger. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “assume,” “project,” “contemplate,” “forecast,” “is targeting,” “outlook,” “guidance”, “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “would,” “could,” “seeks,” “predicts,” “intends,” “goal,” “plans,” “hope,” “aim,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors, risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements, including:

•	the completion and effects of the Merger, as discussed under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and which include:

◦
the inability to consummate the proposed merger, or the inability to consummate the Merger in the timeframe or manner currently anticipated due to the failure to satisfy any of the conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

◦
risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger and our ability to attract and retain key personnel while the proposed Merger is pending;

◦	the effect of the announcement of the proposed Merger on the Company's relationships with its customers, suppliers, employees and others with whom it has relationships; and

◦
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q);

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$55,631	$23,964
Accounts receivable, net	54,053	50,474
Inventory, net	85,294	71,424
Prepaid expenses and other current assets	6,551	7,842
Total current assets	201,529	153,704
Property, plant and equipment, net	46,401	49,200
Surgical instruments, net	30,079	26,250
Goodwill	121,814	121,814
Intangible assets, net	18,988	18,899
Other assets, net	3,060	3,260
Total assets	$421,871	$373,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities under capital lease obligation	$1,241	$1,122
Accounts payable	27,663	20,495
Accrued expenses	20,968	22,233
Accrued payroll liabilities	15,066	10,214
Total current liabilities	64,938	54,064
Convertible senior notes	93,016	39,176
Capital lease obligation, net of current maturities	32,863	33,812
Deferred income taxes, net	672	3,360
Other liabilities	353	316
Total liabilities	191,842	130,728
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 750,000,000 shares authorized; 43,774,023 and 43,389,576 shares issued and 43,734,131 and 43,373,611 shares outstanding, respectively	44	43
Additional paid-in capital	518,572	491,012
Accumulated deficit	(287,226)	(249,221)
Accumulated other comprehensive (loss) income	(686)	876
Treasury stock, at cost, 39,892 and 15,965 shares, respectively	(675)	(311)
Total stockholders’ equity	230,029	242,399
Total liabilities and stockholders’ equity	$421,871	$373,127

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$71,359	$62,653	$212,815	$190,230
Cost of revenue	25,755	20,425	75,798	64,426
Gross profit	45,604	42,228	137,017	125,804
Operating expenses:
Research and development	5,658	5,360	17,781	16,170
Sales and marketing	34,474	29,557	103,623	91,273
General and administrative	18,248	14,659	48,802	42,937
Total operating expenses	58,380	49,576	170,206	150,380
Loss from operations	(12,776)	(7,348)	(33,189)	(24,576)
Other expense, net:
Foreign currency transaction (loss) gain	(74)	671	(552)	1,518
Interest expense	(2,750)	(1,748)	(6,615)	(5,211)
Total other expense, net	(2,824)	(1,077)	(7,167)	(3,693)
Loss before income taxes	(15,600)	(8,425)	(40,356)	(28,269)
Income tax expense (benefit)	213	40	(2,351)	128
Net loss	$(15,813)	$(8,465)	$(38,005)	$(28,397)
Net loss per share:
Basic and diluted	$(0.36)	$(0.20)	$(0.88)	$(0.67)
Weighted average common shares outstanding:
Basic and diluted	43,345,856	43,009,015	43,209,187	42,627,985
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(15,813)	$(8,465)	$(38,005)	$(28,397)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(850)	853	(1,562)	2,421
Other comprehensive (loss) income	(850)	853	(1,562)	2,421
Comprehensive loss	$(16,663)	$(7,612)	$(39,567)	$(25,976)
See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2017	43,389,576	$43	15,965	$(311)	$491,012	$(249,221)	$876	$242,399
Net loss	—	—	—	—	—	(38,005)		(38,005)
Other comprehensive loss	—	—	—	—	—	—	(1,562)	(1,562)
Stock-based compensation	—	—	—	—	4,852	—	—	4,852
2018 convertible senior notes due 2025, equity conversion option	—	—		—	21,171	—	—	21,171
2018 convertible senior notes due 2025, issuance costs allocated to equity	—	—		—	(1,006)	—	—	(1,006)
Treasury stock			23,927	(364)				(364)
Issuances and exercise of stock-based compensation plans, net of tax	384,447	1	—	—	2,543	—	—	2,544
Balance at September 30, 2018	43,774,023	$44	39,892	$(675)	$518,572	$(287,226)	$(686)	$230,029

See accompanying notes to unaudited condensed consolidated financial statements.

K2M GROUP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(38,005)	$(28,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,251	21,424
Provision for inventory reserves	3,856	3,187
Provision for allowance for doubtful accounts	(750)	196
Stock-based compensation expense	4,852	4,322
Accretion of discounts and amortization of issuance costs of Convertible Notes	2,570	1,748
Deferred income taxes	(2,688)	—
Other	54	(14)
Changes in operating assets and liabilities:
Accounts receivable	(8,870)	2,444
Inventory	(16,992)	(9,510)
Prepaid expenses and other assets	1,905	(8,200)
Accounts payable, accrued expenses, and accrued payroll liabilities	12,159	4,092
Net cash used in operating activities	(24,658)	(8,708)
Investing activities
Purchases of surgical instruments	(13,343)	(7,199)
Purchases of property, plant and equipment	(2,520)	(3,242)
Purchase of intangible assets	—	(1,050)
Net cash used in investing activities	(15,863)	(11,491)
Financing activities
Borrowings on bank line of credit	18,000	—
Payments on bank line of credit	(18,000)	—
Payments under capital lease	(829)	(719)
Proceeds from issuances of 2018 convertible senior notes due 2025, net of issuance costs	71,452	—
Issuances and exercise of stock-based compensation plans, net of income tax	2,180	8,781
Net cash provided by financing activities	72,803	8,062
Effect of exchange rate changes on cash and cash equivalents	(615)	567
Net change in cash and cash equivalents	31,667	(11,570)
Cash and cash equivalents at beginning of period	23,964	45,511
Cash and cash equivalents at end of period	$55,631	$33,941

Significant non-cash investing activities
Assets acquired from business combination	$5,236	$—
Additions to property, plant and equipment	$—	$250
Reductions to property, plant and equipment from earned grant incentives	$(395)	$—

Cash paid for:
Income taxes	$190	$132
Interest	$2,342	$2,190
See accompanying notes to unaudited condensed consolidated financial statements.

K2M Group Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017
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
Unaudited Interim Results
The accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis of accounting as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly our financial position and results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of future results. All information as of September 30, 2018 and for the three and nine month periods ending September 30, 2018 and 2017 within these notes to the condensed consolidated financial statements is unaudited.
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
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), with a date of initial adoption of January 1, 2018.  In preparing for the adoption of the new standard, we reviewed our revenue generating activities, identified the performance obligations related to those activities, and determined the appropriate timing and measurement of revenue related to the performance obligations in accordance with the standard.  We applied Topic 606 retrospectively to each period reported, however, based on the results of our evaluation, there were no changes to our historical condensed consolidated financial statements for the three and nine months ended September 30, 2018 as a result of this adoption.
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
International sales outside of our direct markets are contracted with international distributors, who then resell our products to their hospital customers.  We recognize revenue upon completion of our performance obligations which includes shipment of the product to the distributor, who accepts title and control at the point of shipment. For these transactions, control transfers to the customer at the point of shipment.
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
If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less. We have determined that our contracts are short-term in nature and therefore no contract costs have been capitalized.
Net Loss per Share
Basic net loss per common share is determined by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the periods presented, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of our stock option grants. The if-converted method is used to determine the dilutive effect of the outstanding Convertible Notes. The weighted average shares used to calculate both basic and diluted loss per share are the same because common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive. Although included in our outstanding shares total as of September 30, 2018 and 2017, shares of restricted stock are contingently issuable until their restrictions lapse and have been excluded from the weighted average shares outstanding.
Foreign Currency Translation and Other Comprehensive Loss
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our reporting currency is the U.S. dollar, which is also the functional currency of our domestic entities, while the functional currency of our foreign subsidiaries are the British Pound, Euro and Swiss Franc. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenue and expenses are translated using the average exchange rate for the period. Net gains and losses resulting from the translation of foreign financial statements are recorded in other comprehensive income (loss). Net foreign currency gains or losses resulting from transactions in currencies other than the functional currencies are included in other expense, net on the consolidated statements of operations.
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”), to state the income tax accounting implications of the Tax Cuts and Jobs Act (“New Tax Act”), which clarifies the measurement period time frame, changes in subsequent reporting periods and reporting requirements as a result of the New Tax Act of 2017.  In accordance with SAB No. 118, a company must reflect the income tax effects of those aspects of the New Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the New Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the New Tax Act.  SAB No. 118 provides a measurement period that should not extend beyond one year and it begins in the period that includes the enactment date which was December 22, 2017.  We have not completed the accounting for the income tax effects of certain elements of the New Tax Act, which will become effective in future years.  When additional guidance and regulations enable us to finalize tax positions, we will reflect the impact of this ASU 2018-05 on the tax provision and deferred tax calculation as of December 31, 2018.
2.     MERGER AGREEMENT WITH STRYKER CORPORATION
On August 29, 2018, we, Stryker Corporation, a Michigan corporation (“Stryker”), and Austin Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Stryker (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into K2M (the “Merger”), with K2M continuing as the surviving corporation in the Merger and as a direct or indirect wholly owned subsidiary of Stryker. The boards of directors of each of K2M and Stryker have approved the Merger Agreement.
Upon the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, K2M stockholders will have the right to receive $27.50 per share in cash, without interest and less any applicable withholding taxes, for each share of K2M common stock that they own immediately prior to the effective time of the Merger (other than any shares held by us as treasury stock or held directly by Stryker or any subsidiary of Stryker (including Merger Sub)) and other than any shares owned by any stockholder who has properly exercised and perfected such holder’s demand for appraisal rights under Section 262 of the General Corporation Law of the State of Delaware and not effectively withdrawn or lost such holder’s rights to appraisal). In addition, the Merger Agreement provides that outstanding equity-based awards issued under our equity incentive plans will be treated as set forth below:

•
Stock Options. Each option to purchase shares of K2M common stock that is outstanding and unexercised immediately prior to the effective time of the Merger, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment (without interest) equal to the product of (A) the excess, if any, of the merger consideration over the per share exercise price of such option, and (B) the number of shares of K2M common stock subject to such option as of the effective time of the Merger, net of any applicable withholding taxes required to be withheld by applicable law. Options with a per share exercise price equal to or exceeding the merger consideration will be cancelled without payment.

•
Restricted Stock Awards and Restricted Stock Unit Awards. Each K2M restricted stock award and K2M restricted stock unit award that is outstanding immediately prior to the effective time of the Merger, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment (without interest) equal to the product of (A) the merger consideration and (B) the number of shares of K2M common stock underlying the award as of the effective time of the Merger, net of any applicable withholding taxes required to be withheld by applicable law.

In addition, under the terms of our 4.125% convertible senior notes due 2036 which we issued in 2016 (the ‘‘2016 Convertible Notes’’) and our 3.00% convertible senior notes due 2025 which we issued in 2018 (the ‘‘2018 Convertible Notes’’ and, together with the 2016 Convertible Notes, the ‘‘Convertible Notes’’), from and after the effective time of the Merger, the Convertible Notes will no longer be convertible on the basis of K2M common stock and will instead be convertible into the cash consideration paid pursuant to the Merger. Pursuant to the terms of the respective indentures governing the Convertible Notes (the “Convertible Notes Indentures”), K2M and the trustee for each series of Convertible Notes will enter into supplemental indentures providing for such changes to the conversion right. The Convertible Notes will remain obligations of K2M following the Merger (until their conversion, repurchase, maturity or other cancellation).
Under the terms of the Convertible Notes, the Merger will constitute both a Fundamental Change and Make-Whole Fundamental Change (in each case, as defined in the applicable Convertible Notes Indenture). As a result, holders of the Convertible Notes will be permitted to choose to (i) convert their Convertible Notes at a temporarily increased conversion rate, (ii) require K2M to buy back their Convertible Notes for a price equal to their principal amount plus accrued but unpaid interest to, but not including, the repurchase date or (iii) continue holding their Convertible Notes; provided, however, that holders of the 2018 Convertible Notes will not have the right to require K2M to buy back their 2018 Convertible Notes if the cash consideration such holder would receive upon conversion of their 2018 Convertible Notes would exceed what they would receive upon a repurchase of their 2018 Convertible Notes in connection with such Fundamental Change.
If holders elect to convert their Convertible Notes in connection with the Merger, the conversion rate will be temporarily increased (as set forth in the applicable Convertible Notes Indenture) based upon (x) the date on which the Merger is consummated and (y) the per share merger consideration provided for in the Merger Agreement.
K2M and Stryker have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) K2M will conduct its and its subsidiaries’ business in all material respects in the ordinary course of business and in a manner consistent with past practice during the interim period between the execution of the Merger Agreement and the effective time of the Merger, (ii) K2M will not, and will cause each of its subsidiaries not to, directly or indirectly engage in certain types of transactions or take certain actions during such period without the prior consent of Stryker, (iii) K2M will duly call, give notice of, convene and hold a special meeting of the K2M stockholders to consider and vote on a proposal to adopt the Merger Agreement, and (iv) unless there has been a Company Adverse Recommendation Change (as defined in the Merger Agreement) in compliance with the terms of the Merger Agreement, the Board of Directors of K2M will recommend adoption of the Merger Agreement by the stockholders of K2M. K2M has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit or knowingly encourage any inquiries with respect to certain alternative business combination transactions or (ii) subject to certain exceptions designed to allow the Board of Directors of K2M to fulfill its fiduciary duties to K2M’s stockholders (described further below), engage in any discussions concerning, or provide any confidential information to, any person relating to certain alternative business combination transactions.
Prior to the adoption of the Merger Agreement by our stockholders, (i) the Board of Directors of K2M may, in certain circumstances, effect a Company Adverse Recommendation Change (as defined in the Merger Agreement) and (ii) with respect to a Company Superior Proposal (as defined in the Merger Agreement), K2M may terminate the Merger Agreement to concurrently enter into a definitive agreement with respect to such Company Superior Proposal, provided that K2M must pay to Stryker a termination fee of $47,600 (the “Termination Fee”) prior to or concurrently with such termination. In the event that our Board of Directors effects a Company Adverse Recommendation Change permitted under the Merger Agreement (other than with respect to a Company Superior Proposal), Stryker may terminate the Merger Agreement and receive payment of the Termination Fee. In connection with any such action described in this paragraph, we must comply with certain notice and other specified conditions giving Stryker the opportunity to propose revisions to the terms of the transaction contemplated by the Merger Agreement during one or more match right periods and, if requested by Stryker, engaging in good faith negotiations with Stryker during such match right periods.
K2M and Stryker have agreed to use their respective reasonable best efforts to consummate the Merger, including making filings with and seeking approvals from certain governmental entities necessary in connection with the Merger, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In furtherance thereof, Stryker has agreed to accept certain restrictions on the assets of K2M and its subsidiaries, if and to the extent necessary to obtain such approvals, provided that Stryker will not be required to accept such restrictions if they would be material to the business of K2M and its subsidiaries taken as a whole.
Consummation of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock (the “Stockholder Approval”), (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the HSR Act and the receipt of authorization or consent under certain specified antitrust laws, (iv) the absence of a material adverse effect with respect to K2M, and (v) compliance in all material respects on the part of each of K2M and Stryker with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions).
The Merger Agreement contains certain termination rights for both K2M and Stryker, including (i) in the event that the Stockholder Approval is not obtained at a duly convened meeting of K2M stockholders, (ii) in the event that the Merger is not consummated on or before August 29, 2019 (the “Outside Date”), or (iii) in the event that a governmental authority has issued a final and non-appealable order that prohibits the Merger. The Merger Agreement also provides for certain additional termination rights and provides that, upon termination of the Merger Agreement in certain circumstances, including if the Merger Agreement is terminated by Stryker in the event the Board of Directors of K2M effects a Company Adverse Recommendation Change, or by K2M in accordance with, and subject to, the terms of the Merger Agreement to enter into a definitive agreement with respect to a Company Superior Proposal, K2M would be required to pay Stryker the Termination Fee. In no circumstance will K2M be obligated to pay more than one Termination Fee.
The consummation of the Merger is not subject to any financing conditions. We anticipate that the total amount of funds necessary to consummate the Merger and the related transactions, not including fees and expenses, will be approximately $1,400,000, including the estimated funds needed to (i) pay our stockholders the consideration due to them under the Merger Agreement; (ii) make payments in respect of outstanding K2M stock options, K2M restricted stock awards and K2M restricted stock unit awards pursuant to the Merger Agreement; and (iii) pay the outstanding net indebtedness of K2M, including the consideration payable to holders of the outstanding Convertible Notes. We understand that Stryker expects to use cash and other available funds to fund the Merger.
In connection with the Merger, Piper Jaffray & Co. acted as financial advisor to K2M and will receive a fee from K2M, currently estimated to be approximately $21,400. Such fee is contingent upon the consummation of the Merger, except for $1,000 of the fee which was paid to Piper Jaffray & Co. for rendering its fairness opinion to the K2M Board of Directors and is creditable against the total fee. We expensed the $1,000 opinion fee as a general and administrative expense in the three months ended September 30, 2018.
3.        ACCOUNTS RECEIVABLE
The following table summarizes accounts receivable, net of allowances:

	September 30, 2018	December 31, 2017
Accounts receivable	$55,362	$52,820
Allowances	(1,309)	(2,346)
Accounts receivable, net	$54,053	$50,474

4.    INVENTORY
The following table summarizes inventory, net of allowances:

	September 30, 2018	December 31, 2017
Finished goods	$130,784	$109,342
Inventory allowances	(45,490)	(37,918)
Inventory, net	$85,294	$71,424
Inventory includes surgical instruments available for sale with a carrying value of $10,415 and $8,493 at September 30, 2018 and December 31, 2017, respectively.
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table summarizes prepaid expenses and other current assets:

	September 30, 2018	December 31, 2017
Prepaid expenses	$2,882	$3,419
Other	3,669	4,423
Total	$6,551	$7,842
6.     PROPERTY, PLANT AND EQUIPMENT
The following table summarizes property, plant and equipment:

	Estimated Useful Lives	September 30, 2018	December 31, 2017
Buildings under capital lease	16 years	$26,469	$26,469
Leasehold improvements, including property under capital lease	15 years	19,571	20,222
Equipment	3-5 years	4,718	4,290
Software	3 years	9,502	7,784
Computer equipment	3 years	1,276	1,165
Furniture and office equipment	5-7 years	3,854	3,823
Vehicles and other	3 years	859	878
Total		66,249	64,631
Less accumulated depreciation and amortization		(19,848)	(15,431)
Property, plant and equipment, net		$46,401	$49,200

Depreciation and amortization expense for property, plant and equipment was $1,566 and $1,522 for the three months ended September 30, 2018 and 2017, respectively, and $4,663 and $4,327 for the nine months ended September 30, 2018 and 2017, respectively. Included in this total is amortization expense for buildings and leasehold improvements under capital lease of $416 for each of the three months ended September 30, 2018 and 2017 and $1,247 for each of the nine months ended September 30, 2018 and 2017. Interest expense on the capital lease obligation was $555 and $572 for the three months ended September 30, 2018 and 2017, respectively and $1,678 and $1,728 for the nine months ended September 30, 2018 and 2017, respectively.

7.     SURGICAL INSTRUMENTS
The following table summarizes surgical instruments:

	September 30, 2018	December 31, 2017
Surgical instruments	$85,191	$72,018
Less accumulated depreciation and allowances	(55,112)	(45,768)
Surgical instruments, net	$30,079	$26,250

Depreciation and allowance expense for surgical instruments was $2,910 and $2,502 for the three months ended September 30, 2018 and 2017, respectively, and $9,344 and $7,670 for the nine months ended September 30, 2018 and 2017, respectively.
8.    ACQUISITION

On May 1, 2018, we completed our acquisition of certain of the spine assets of Medcomtech, S.A., our distributor in Spain and Portugal. The assets acquired as part of the business combination consist of surgical implants and instrumentation, and customer contracts and relationships that will permit us to offer our products on a direct basis in these countries.  In addition, we entered into an Agency and Services Agreement with Medcomtech, S.A. under which it will provide certain sales, market development and other support services to us.  Based on the nature of the assets acquired and services to be provided by Medcomtech, S.A., we accounted for the acquisition as a business combination. A preliminary allocation of the fair value of the purchase consideration of $5,236 was allocated to the inventory, surgical instruments and customer relationships acquired, as determined by a third party valuation. The acquisition was funded through an exchange of net accounts receivable owed to us by Medcomtech, S.A. The initial accounting for the business combination has not yet been completed because the valuation of such assets has not been finalized.  We expect to finalize our allocation of fair value prior to completion of the fiscal year 2018.
Following the May 1, 2018 acquisition, we have recognized revenue from the use of our products in surgical procedures in Spain and Portugal consistent with our revenue recognition policies for our direct markets. Revenue recognized for the three months ended September 30, 2018 was approximately $2,299 compared to $1,000 for the three months ended September 30, 2017. For the period May 1, 2018 through September 30, 2018, we recognized revenue of $4,644 compared to $2,799 from the comparable period in 2017.

9.    INTANGIBLE ASSETS

Intangible assets, net comprise the following:

	September 30, 2018
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	234	—	234
Subtotal		14,034	—	14,034
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,858)	142
Licensed technology	4 - 6 years	52,800	(52,624)	176
Customer relationships	4 - 10 years	30,280	(29,726)	554
Patents and other	2 - 17 years	6,078	(1,996)	4,082
Subtotal		151,158	(146,204)	4,954
Intangible assets, net		$165,192	$(146,204)	$18,988

	December 31, 2017
	Estimated Useful Lives	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trademarks	—	$12,900	$—	$12,900
In-process research and development	—	900	—	900
Other	—	242	—	242
Subtotal		14,042	—	14,042
Subject to amortization
Developed technology	4 - 6 years	62,000	(61,808)	192
Licensed technology	4 - 6 years	52,800	(52,602)	198
Customer relationships	4 - 7 years	29,700	(29,700)	—
Patents and other	2 - 17 years	6,060	(1,593)	4,467
Subtotal		150,560	(145,703)	4,857
Intangible assets, net		$164,602	$(145,703)	$18,899
Amortization expense of intangible assets was $174 and $1,836 for the three months ended September 30, 2018 and 2017, respectively, and $501 and $6,581 for the nine months ended September 30, 2018 and 2017, respectively.
As described in “Note 8 - Acquisition”, in May 2018, we acquired certain customer relationships of our former Spanish distributor in connection with our acquisition. These customer relationships will be amortized over an estimated useful life of 10 years.
As of September 30, 2018, the expected amortization expense for the remainder of 2018 and the following four years and thereafter is as follows:

September 30, 2018
2018	$168
2019	662
2020	638
2021	576
2022	576
Thereafter	2,334
Total	$4,954

10.        ACCRUED EXPENSES
Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Accrued commissions	$9,503	$9,495
Accrued royalties	3,333	3,489
Other	8,132	9,249
Total	$20,968	$22,233
11.        DEBT
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time, the “Credit Agreement”) with Silicon Valley Bank and Comerica Bank as lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2019. The credit facility consists of revolving credit facility of $55,000, with a sub-facility for letters of credit in the aggregate availability amount of $10,000 and a swingline sub-facility in the aggregate availability amount of $5,000. As of September 30, 2018, we were in compliance with all the financial and other covenants of the credit facility. We had no outstanding borrowings on the revolving credit facility at September 30, 2018.

On June 8, 2018, we entered into an amendment to the Credit Agreement, which permits us to make additional cash distributions, as appropriate for interest and other payments under our 2016 Convertible Notes and our 2018 Convertible Notes. Under the Credit Agreement as amended, we are permitted to distribute up to $12,000 in aggregate to make interest payments on the Convertible Notes and up to $5,000 in aggregate to make cash payments in connection with any conversions of the Convertible Notes.
We incurred interest expense of $0 and $31 related to the credit facility for the three months ended September 30, 2018 and 2017, respectively, and $185 and $92 for the nine months ended September 30, 2018 and 2017, respectively. The amortization expense of loan issuance fees was $24 and $31 for the three months ended September 30, 2018 and 2017, respectively, and $65 and $92 for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, we had $49,000 of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6,000, representing a security deposit on our corporate headquarters and operations facilities lease.
Convertible Notes
Convertible Notes consist of the following:

	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	Carrying Value		Fair Value
2016 Covertible Notes	$41,065	$39,176	$49,916	$45,294
2018 Convertible Notes	51,951	—	74,550	—
Total	$93,016	$39,176	$124,466	$45,294

In August 2016, we issued $50,000 aggregate principal amount of the 2016 Convertible Notes. The 2016 Convertible Notes are due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The 2016 Convertible Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year.
In June 2018, we issued $75,000 aggregate principal amount of the 2018 Convertible Notes. The 2018 Convertible Notes are due June 30, 2025 unless earlier converted, redeemed or repurchased by us. The 2018 Convertible Notes pay interest at an annual rate of 3.00%, payable semi-annually in cash on June 30 and December 30 of each year beginning on December 30, 2018. We received net proceeds from the sale of the 2018 Convertible Notes of approximately $71,452, after deducting underwriting discounts and commissions and estimated offering expenses of $3,564. We used a portion of the proceeds to repay $18,000 of borrowings outstanding under the credit facility.

The Convertible Notes are governed by, as applicable, (i) an indenture, dated as of August 11, 2016, between the Company and The Bank of New York Mellon, as trustee (the “Trustee”), relating to the 2016 Convertible Notes and (ii) an indenture, dated as of June 18, 2018 (the “2018 Indenture”), between the Company and the Trustee, relating to the 2018 Convertible Notes, each of which contain customary terms and covenants and events of default. The Convertible Notes are senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to our future indebtedness that is expressly subordinated to the Convertible Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity (to the extent we are not a holder thereof), if any, of our subsidiaries.
Noteholders may convert their 2018 Convertible Notes at their option only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price (as defined in the 2018 Indenture) per share of our common stock for at least 20 trading days (as defined in the 2018 Indenture), whether or not consecutive, during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (as defined in the 2018 Indenture) on such trading day; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) if the trading price (as defined in the 2018 Indenture) per $1,000 principal amount of 2018 Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price per share of our common stock and the applicable conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2018 Indenture; (4) if we call the 2018 Convertible Notes for redemption; and (5) at any time from, and including, March 30, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 35.2930 shares of common stock per $1,000 principal amount of the 2018 Convertible Notes, which represents an initial conversion price of approximately $28.33 per share of common stock, and is subject to adjustment upon certain events. Upon a “make-whole fundamental change” (as defined in the 2018 Indenture) or in connection with a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2018 Convertible Notes in connection with such make-whole fundamental change or notice of redemption.
The 2018 Convertible Notes are redeemable, in whole or in part, at our option at any time on or after July 5, 2022 if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to the principal amount of the 2018 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to but not including, the redemption date. Upon a “fundamental change”, noteholders may require us to repurchase their 2018 Convertible Notes in whole or in part for cash at a cash repurchase price equal to the principal amount of the 2018 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.
Under the 2018 Indenture, if an event of default (as defined in the 2018 Indenture), other than certain bankruptcy and insolvency-related events of default with respect to the Company, occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding 2018 Convertible Notes may declare the principal amount of and the accrued and unpaid interest on the outstanding 2018 Convertible Notes to be due and payable by notice to the Company. If an event of default arising out of certain events of bankruptcy or insolvency involving the Company occurs, the principal amount of the 2018 Convertible Notes and accrued and unpaid interest, if any, will automatically become due and payable. Additionally, the 2018 Indenture provides that the Company may not consolidate with or merge with or into, or sell, lease or otherwise transfer all or substantially all of the consolidated assets of the Company and its subsidiaries, taken as a whole, to another person, unless: (a) the resulting, surviving or transferee person (if not the Company) is a corporation, duly organized and existing under the laws of the United States, any state thereof or the District of Columbia that expressly assumes by a supplemental indenture all of the Company’s obligations under the 2018 Convertible Notes and the 2018 Indenture; and (b) immediately after giving effect to such transaction, no default or event of default (each as defined in the 2018 Indenture), has occurred and is continuing.
Pursuant to ASC 470, we have bifurcated the debt and equity components of the 2018 Convertible Notes. The separation was performed by determining the fair value of a similar debt instrument without the associated equity component. That amount was then deducted from the initial gross proceeds of the 2018 Convertible Notes to arrive at a residual amount which was allocated to the conversion feature that is classified as equity. The difference between the principal amount of the 2018 Convertible Notes and estimated fair value of the liability component without the embedded equity component (representing the fair value of the embedded equity component) is recorded as a debt discount and an increase to additional paid in capital on the issuance date.
The initial fair value of the indebtedness and the embedded conversion option of the 2018 Convertible Notes was $53,829 and $21,171, respectively. The embedded conversion option was recorded in stockholders’ equity as debt discount, to be subsequently accreted to interest expense over the term of the 2018 Convertible Notes. Underwriting discounts and commissions and offering expenses for the 2018 Convertible Notes totaled approximately $3,564 and were allocated between the liability and the equity component in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. As a result, $2,558 attributable to the indebtedness was recorded as a reduction to the carrying value of the 2018 Convertible Notes, which will be amortized as interest expense over the term of 2018 Convertible Notes and $1,006 attributable to the equity component was recorded a reduction to additional paid-in-capital in stockholders’ equity.
See “Note 2. Merger Agreement with Stryker Corporation”, for a description of the effect of the Merger on the Convertible Notes.
Interest expense related to the 2016 Convertible Notes was $1,165 and $1,096 for the three months ended September 30, 2018 and 2017, respectively, and $3,437 and $3,237 for the nine months ended September 30, 2018 and 2017, respectively. These amounts included accretion expense of the debt discounts of $649 and $580 for the three months ended September 30, 2018 and 2017, respectively, and $1,890 and $1,689 for the nine months ended September 30, 2018 and 2017, respectively.
Interest expense related to the 2018 Convertible Notes was $1,164 and $1,318 for the three and nine months ended September 30, 2018, respectively. These amounts included accretion of the debt discounts and issuance costs of $601 and $680 for these periods.
12.    STOCK-BASED COMPENSATION
As of September 30, 2018, there was a total of 826,417 shares of common stock available for future grants under our stock purchase and equity award or incentive plans. The following table summarizes the stock-based compensation expense by financial statement line item and type of award:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$35	$29	$93	$108
Research and development	27	35	156	224
Sales and marketing	313	240	821	942
General and administrative	1,338	1,137	3,782	3,048
Total	$1,713	$1,441	$4,852	$4,322

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$802	$684	$2,349	$2,157
Restricted stock	692	594	1,955	1,353
Restricted stock units (“RSUs”)	145	81	336	487
Employee Stock Purchase Plan	74	82	212	325
Total	$1,713	$1,441	$4,852	$4,322

The following table summarizes stock option plans activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2017	3,165,387	$14.26	5.88	$15,567
Granted	385,333	23.38
Exercised	(197,614)	10.61
Expired	(23,990)	13.36
Forfeited	(16,248)	18.66
Outstanding at September 30, 2018	3,312,868	$15.52	5.74	$39,287
Vested:
At September 30, 2018	2,499,803	$13.57	4.70	$34,487
Expected to vest:
At September 30, 2018	813,065	$21.51	1.97	$4,800
(1) Calculated using the fair market value per-share of our common stock as of September 30, 2018 and December 31, 2017 of $27.37 and $18.00, respectively.
A summary of restricted stock and RSU activity during the nine months ended September 30, 2018 is as follows:

	Restricted Stock			Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Term (years)
Non-vested at December 31, 2017	265,684	$19.46	2.03	46,247	$20.30	2.28
Vested (1)	(123,052)	19.35		(15,917)	19.94
Granted	137,069	23.39		31,914	22.72
Forfeited	(3,919)	17.70		—	—
Non-vested at September 30, 2018	275,782	$21.49	2.14	62,244	$21.63	2.18
Vested or expected to vest:
At September 30, 2018	275,782	$21.49	2.14	62,244	$21.63	2.18
(1) Represents restricted stock and RSUs which vested in 2018. These shares and units were net settled, which resulted in the return of 16,009 shares, reflected as treasury shares and 3,542 units in lieu of withholding taxes for the nine months ended September 30, 2018.
See “Note 2. Merger Agreement with Stryker Corporation”, for a description of the effect of the Merger on equity-based awards.
13.     COMMITMENTS AND CONTINGENCIES
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
As of September 30, 2018, several of these agreements could require us to make additional payments should certain conditions be met in the future. Of these amounts, (i) up to $16,465 would be paid following the receipt of regulatory applications and approvals in the United States; (ii) up to $1,500 would be paid following attainment of certain subscriber levels as of July 2019 and July 2020, and (iii) up to $150 would be paid based on completion of software development in 2018 related to our Balance ACS platform.

In addition, milestone payments of $500, $2,000 and $4,000 are due upon the achievement of net sales of related products of $10,000, $25,000 and $50,000, respectively, related to one of these agreements. A royalty payment of 7% of net sales of related products may be due until such sales reach $20,000.
14.     RELATED PARTIES
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
15.    INCOME TAXES
The provision for income taxes includes both domestic and foreign minimum income taxes and changes in the valuation allowance. For the three months ended September 30, 2018 and 2017, the income tax expense was $213 and $40, respectively, resulting in an effective tax rate of (1.4)% and (0.5)%, respectively. For the nine months ended September 30, 2018 and 2017, income tax (benefit) expense was $(2,351) and $128, respectively, resulting in an effective tax rate of 5.8% and (0.4)%, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was enacted in the U.S. which provided for the indefinite carryforward of domestic net operating losses generated in tax years ending after December 31, 2017. As a result of this change, the domestic net operating losses we incurred from January 1, 2018 to June 30, 2018 were recognized in the three months ended June 30, 2018 to the extent that they are available to offset our indefinite-lived deferred tax liabilities. The effective tax rate for the nine months ended September 30, 2018 differs from the statutory rate due to minimum income taxes, permanent differences and changes in valuation allowances.
16.    NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted loss per share attributable to our common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss per common share:
Net loss	$(15,813)	$(8,465)	$(38,005)	$(28,397)

Basic and diluted loss per common share:
Basic and diluted weighted average common shares outstanding	43,345,856	43,009,015	43,209,187	42,627,985
Basic and diluted loss per common share	$(0.36)	$(0.20)	$(0.88)	$(0.67)
The following outstanding securities, using the treasury stock method, were excluded from the above computations of net loss per share because their impact would be antidilutive due to the net losses during the nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	3,312,868	3,197,577	3,312,868	3,197,577
Restricted stock	275,782	265,684	275,782	265,684
RSUs	62,244	44,092	62,244	44,092
As discussed in Note 11, we have $50,000 aggregate principal amount of 2016 Convertible Notes outstanding at September 30, 2018 and 2017 and $75,000 aggregate principal amount of 2018 Convertible Notes outstanding at September 30, 2018. The Convertible Notes may be settled, at our election, in cash, shares of our common stock or combination of cash and shares of our common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Convertible Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Convertible Notes is excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2018 and 2017 causes such securities to be antidilutive.

The potential dilutive effect of these securities is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Conversion of 2016 Convertible Notes	2,512,082	2,707,852	2,512,082	2,707,852
Conversion of 2018 Convertible Notes	3,239,363	—	3,239,363	—
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
International revenue represented 26.4% and 26.4% for the three and nine months ended September 30, 2018, respectively, and no individual country represented 10% or greater of our consolidated revenue.
One customer accounted for approximately 10.7% and 11.1% of total revenue for the three months ended September 30, 2018 and 2017, respectively, and 12.2% and 10.5% for the nine months ended September 30, 2018 and 2017, respectively.
The following table represents total revenue by geographic area, based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$52,491	$48,474	$156,707	$145,456
International	18,868	14,179	56,108	44,774
Total	$71,359	$62,653	$212,815	$190,230
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
The following table represents domestic revenue by current procedure category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Complex spine	$20,753	$20,047	$61,094	$57,525
Minimally invasive	8,507	7,694	25,568	24,351
Degenerative	23,231	20,733	70,045	63,580
	52,491	48,474	156,707	145,456
International	18,868	14,179	56,108	44,774
Total	$71,359	$62,653	$212,815	$190,230

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
The primary market for our products has been the United States, including the territory of Puerto Rico, where we sell our products through a hybrid sales organization consisting of direct sales employees and independent sales agencies. As of September 30, 2018, our U.S. sales force consisted of 94 direct sales employees and 117 independent sales agencies, who distribute our products. Our direct sales employees are compensated through a combination of base salaries, individual and company-based performance bonuses, commissions and equity awards. Our independent sales agencies are compensated through commissions and, at times, performance bonuses as provided for in their contracts. We do not sell our products through or participate in PODs.
We also market and sell our products internationally in 40 countries. We sell our products directly in certain markets such as the United Kingdom and Germany, through independent sales agencies in Italy and Canada and with independent distributors in other markets such as Australia and Japan. As of September 30, 2018, our international sales force consisted of 41 direct sales employees, 11 independent sales agencies and 24 independent distributors. International sales accounted for approximately 26.4% of our revenue for both the three and nine months ended September 30, 2018.
In our international markets where we utilize independent distributors, we generally sell our surgical sets and the related spinal implant replenishments to these distributors on pre-agreed business terms. We recognize revenue when the title to the goods and the risk of loss related to those goods are transferred. All such sales to distributors are not subject to contingencies and are, therefore, final. Our independent distributors manage the billing relationship with each hospital in their respective territories and are responsible for servicing the product needs of their surgeon customers. We believe there are significant opportunities for us to increase our presence internationally through the expansion of our distributorship network and the commercialization of additional products and product line extensions. During the three and nine months ended September 30, 2018, revenue denominated in currencies other than in U.S. dollars from our international direct markets approximated 12.6% and 12.0%, respectively, of our consolidated revenue.

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
Beginning in May 2018, we started to sell our products directly to hospital customers through a sales agency relationship that we entered into with our former distributor in Spain and Portugal. We are now managing and have assumed the risk for billing, collections and inventory management for the entities’ business related to our products. As a result of the agreement, we have recognized revenue upon the use of our products in the completion of a surgical procedure and are now maintaining title and risk of loss for the related inventory until completion rather than recognizing revenue on a wholesale basis and transferring title and risk of loss of our inventory upon shipment from our premises. Our foreign currency risk has increased due to the greater number of these transactions which are processed in currencies other than the U.S. dollar. Accordingly, our accounts receivable and revenue denominated in currencies other than the U.S. dollar has increased in 2018 and is expected to increase further as we experience revenue growth in Spain and the European countries.
On August 29, 2018, we, Stryker Corporation, a Michigan corporation (“Stryker”), and Austin Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Stryker (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into K2M (the “Merger”), with K2M continuing as the surviving corporation in the Merger and as a direct or indirect wholly owned subsidiary of Stryker. We anticipate completing the Merger in the fourth quarter of 2018. See “Note 2. Merger Agreement with Stryker Corporation”, of our condensed consolidated financial statements in this Form 10-Q for more information about the Merger.
Material Trends and Uncertainties
The global spinal surgery industry has been growing as a result of:

•	the increased accessibility of healthcare to more people worldwide;

•	advances in technologies for treating conditions of the spine, which have increased the addressable market of patients; and

•	overall population growth, aging patient demographics and an increase in life expectancies around the world.
Nonetheless, we face a number of challenges and uncertainties, including:

•	the completion and impact of the Merger as discussed in Item 1A. Risk Factors.

•	ongoing requirements from our hospital partners related to pricing and operating procedures;

•	changes in macroeconomic conditions, catastrophes or other disruptions or conditions influencing patients to delay elective surgeries;

•	continued market acceptance of our new product innovations;

•	the unpredictability of government regulation over healthcare and reimbursements in the United States and worldwide;

•	competitive threats in the future displacing current surgical treatment protocols;

•	the impact of industry consolidation on the overall market;

•	our ability to effectively complete the transition of our Spanish and Portugese distributor from a stocking distributor to an independent sales agency relationship;

•	the unpredictability of foreign currency exchange rates and the exchange impact on independent distributors outside the United States who pay for our products in U.S. dollars;

•	competitive threats to our existing surgeon network;

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue	$71,359	$62,653	$212,815	$190,230
Cost of revenue	25,755	20,425	75,798	64,426
Gross profit	45,604	42,228	137,017	125,804
Operating expenses:
Research and development	5,658	5,360	17,781	16,170
Sales and marketing	34,474	29,557	103,623	91,273
General and administrative	18,248	14,659	48,802	42,937
Total operating expenses	58,380	49,576	170,206	150,380
Loss from operations	(12,776)	(7,348)	(33,189)	(24,576)
Other expense, net:
Foreign currency transaction (loss) gain	(74)	671	(552)	1,518
Interest expense	(2,750)	(1,748)	(6,615)	(5,211)
Total other expense, net	(2,824)	(1,077)	(7,167)	(3,693)
Loss before income tax expense	(15,600)	(8,425)	(40,356)	(28,269)
Income tax expense (benefit)	213	40	(2,351)	128
Net loss	$(15,813)	$(8,465)	$(38,005)	$(28,397)
Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
United States	$52,491	$48,474	$4,017	8.3%
International	18,868	14,179	4,689	33.1%
Total revenue	$71,359	$62,653	$8,706	13.9%
Total revenue increased $8.7 million, or 13.9%, to $71.4 million for the three months ended September 30, 2018 from $62.7 million for the three months ended September 30, 2017. The increase in revenue was primarily driven by $9.3 million in sales volume from new surgeon users in the United States, increased purchases from our distributor partners in South Africa and Japan and increased surgical activity in the United Kingdom and Ireland, partially offset by a decrease in revenue from our existing U.S. customer base.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Three Months Ended September 30,
	2018	2017	$ Increase	% Change
	(In thousands)
Complex spine	$20,753	$20,047	$706	3.5%
Minimally invasive	8,507	7,694	813	10.6%
Degenerative	23,231	20,733	2,498	12.0%
Total U.S. revenue	$52,491	$48,474	$4,017	8.3%
U.S. revenue increased $4.0 million, or 8.3%, to $52.5 million for the three months ended September 30, 2018 from $48.5 million for the three months ended September 30, 2017. Sales in our complex spine, MIS and degenerative categories represented 39.5%, 16.2% and 44.3% of U.S. revenue, respectively, for the three months ended September 30, 2018, compared to 41.4%, 15.9% and 42.7% of U.S. revenue, respectively, for the three months ended September 30, 2017. The overall U.S. revenue growth was driven by new surgeon users representing $9.3 million of the revenue change, offset, in part, by unfavorable changes in price and a decrease in existing customer usage. Complex spine growth of $0.7 million primarily reflected increased surgeon usage of our new YUKON™ system of $2.2 million and a $1.3 million increase in use of our EVEREST® systems, partially offset by decreased usage of our MESA® deformity spinal system. Minimally invasive growth of $0.8 million primarily reflected increased surgeon usage of our CASCADIA interbody devices of $0.6 million. Degenerative growth of $2.5 million primarily reflected surgeon usage of our OZARK™ anterior cervical plate system of $1.3 million and the introduction of our MOJAVE PL 3D interbody device of $0.6 million.
International Revenue
International revenue increased $4.7 million, or 33.1%, to $18.9 million for the three months ended September 30, 2018 from $14.2 million for the three months ended September 30, 2017. International revenue growth was driven by increased revenue in South Africa, Japan, Spain, Portugal and Ireland, primarily reflecting new set investments by our distributor partners in South Africa and Japan, continued increases in surgical activity within the Irish market and the transition to a direct agent market in Spain and Portugal.
Cost of Revenue
Cost of revenue increased $5.4 million, or 26.5%, to $25.8 million for the three months ended September 30, 2018 from $20.4 million for the three months ended September 30, 2017. The increase was primarily due to increased sales volume, increased payroll and related expenses and higher instrument amortization expense. Instrument amortization expense increased $0.7 million, or 20.2%, to $4.2 million for the three months ended September 30, 2018 from $3.5 million in the three months ended September 30, 2017.
Gross Profit
Gross profit decreased as a percentage of revenue to 63.9%, for the three months ended September 30, 2018 from 67.4% for the three months ended September 30, 2017. The decrease in gross profit as a percentage of revenue is primarily due to lower overall average selling prices during the quarter and increased payroll and related expenses.
Research and Development
Research and development expenses increased $0.3 million, or 5.6%, to $5.7 million for the three months ended September 30, 2018 from $5.4 million for the three months ended September 30, 2017. The increase was primarily due to increased payroll and related expenses.
Sales and Marketing
Sales and marketing expenses increased $4.9 million, or 16.6%, to $34.5 million for the three months ended September 30, 2018 from $29.6 million for the three months ended September 30, 2017. The increase was primarily due to an increase in sales commissions to our independent sales agents.
General and Administrative
General and administrative expenses increased $3.5 million, or 23.8%, to $18.2 million for the three months ended September 30, 2018 from $14.7 million for the three months ended September 30, 2017. These increases were primarily from higher Merger-related transaction expenses of $3.2 million and higher payroll and related expenses, partially offset by a reduction in depreciation and amortization.

Other Expense, net
Other expense, net, increased $1.7 million to $2.8 million for the three months ended September 30, 2018 from $1.1 million for the three months ended September 30, 2017. The increase in other expense, net, was attributable to increases in interest expense on our Convertible Notes and unrealized losses from foreign currency remeasurement on intercompany payable balances of $1.0 million and $0.7 million, respectively.
Income Tax Expense
Income tax expense was $0.2 million and $40 thousand for the three months ended September 30, 2018 and 2017, respectively.
Net Loss
Net loss increased $7.3 million to $15.8 million for the three months ended September 30, 2018 from $8.5 million for the three months ended September 30, 2017. The increase in net loss was primarily the result of the decrease in gross profit as a percentage of revenue and the increase in selling and marketing expenses discussed above.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.
The following table sets forth, for the periods indicated, our revenue by geography expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and as percentages:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(In thousands)
United States	$156,707	$145,456	$11,251	7.7%
International	56,108	44,774	11,334	25.3%
Total revenue	$212,815	$190,230	$22,585	11.9%
Total revenue increased $22.6 million, or 11.9%, to $212.8 million for the nine months ended September 30, 2018 from $190.2 million for the nine months ended September 30, 2017. The increase in revenue was primarily driven by $18.1 million in sales volume from new surgeon users in the United States and increased investments from our distributor partners in Japan and Australia, partially offset by a decrease in revenue from our existing U.S. customer base and a reduction of revenue from Saudi Arabia.
U.S. Revenue
The following table sets forth, for the periods indicated, our U.S. revenue by product category expressed as dollar amounts and the changes in such revenue between the specified periods expressed in dollar amounts and percentages.

	Nine Months Ended September 30,
	2018	2017	$ Increase	% Change
	(In thousands)
Complex spine	$61,094	$57,525	$3,569	6.2%
Minimally invasive	25,568	24,351	1,217	5.0%
Degenerative	70,045	63,580	6,465	10.2%
Total U.S. revenue	$156,707	$145,456	$11,251	7.7%
U.S. revenue increased $11.3 million, or 7.7%, to $156.7 million for the nine months ended September 30, 2018 from $145.5 million for the nine months ended September 30, 2017. Sales in our complex spine, MIS and degenerative categories represented 39.0%, 16.3% and 44.7% of U.S. revenue, respectively, for the nine months ended September 30, 2018, compared to 39.5%, 16.7% and 43.8% of U.S. revenue, respectively, for the nine months ended September 30, 2017. The overall U.S. revenue growth was driven by new surgeon users representing $18.1 million of the revenue change, offset in part by unfavorable changes in price and a decrease in existing U.S. customer usage. Complex spine growth of $3.6 million primarily reflected increased surgeon usage of our new YUKON™ system of $6.2 million and a $3.7 million increase in use of our EVEREST® systems, partially offset by decreased usage of our MESA® deformity spinal system. Minimally invasive growth of $1.2 million primarily reflected increased surgeon usage of our CASCADIA™ interbody devices of $2.3 million, partially offset by decreases in usage of our first generation interbody spacer systems. Degenerative growth of $6.5 million primarily reflected surgeon usage of our CASCADIA interbody devices of $3.4 million and the introduction of our OZARK™ anterior cervical plate system of $2.3 million.
International Revenue
International revenue increased $11.3 million, or 25.3%, to $56.1 million for the nine months ended September 30, 2018 from $44.8 million for the nine months ended September 30, 2017. International revenue growth was driven by increased revenue in Australia, Japan, Germany and Italy, primarily reflecting new set investments by our distributor partners in Australia and Japan and continued increases in surgical activity within the Italian and German markets, as well as favorable currency exchange.
Cost of Revenue
Cost of revenue increased $11.4 million, or 17.7%, to $75.8 million for the nine months ended September 30, 2018 from $64.4 million for the nine months ended September 30, 2017. The increase was primarily due to increases in sales volume, payroll and related expenses and instrument amortization expense. Instrument amortization expense increased $1.6 million, or 14.8%, to $12.1 million for the nine months ended September 30, 2018 from $10.5 million in the nine months ended September 30, 2017.
Gross Profit
Gross profit decreased as a percentage of revenue to 64.4%, for the nine months ended September 30, 2018 from 66.1% for the nine months ended September 30, 2017. The decrease in gross profit as a percentage of revenue is primarily due to lower overall average selling prices during the period and increased payroll and related expenses.
Research and Development
Research and development expenses increased $1.6 million, or 10.0%, to $17.8 million for the nine months ended September 30, 2018 from $16.2 million for the nine months ended September 30, 2017. This increase was primarily due to increased payroll and related expenses.
Sales and Marketing
Sales and marketing expenses increased $12.3 million, or 13.5%, to $103.6 million for the nine months ended September 30, 2018 from $91.3 million for the nine months ended September 30, 2017. The increase was primarily due to increases in sales commissions to our independent sales agents.
General and Administrative
General and administrative expenses increased $5.9 million, or 13.7%, to $48.8 million for the nine months ended September 30, 2018 from $42.9 million for the nine months ended September 30, 2017. These increases were primarily from higher Merger-related transaction expenses of $3.2 million, legal expenses, payroll and related expenses, partially offset by a reduction in depreciation and amortization.
Other Expense, net
Other expense, net, increased $3.5 million to $7.2 million for the nine months ended September 30, 2018 from $3.7 million for the nine months ended September 30, 2017. The increase in other expense, net was primarily attributable to an increase of $2.1 million in unrealized loss from foreign currency remeasurement on intercompany payable balances and $1.4 million in interest expense on our Convertible Notes payable.
    Income Tax (Benefit) Expense
Income tax benefit was $(2.4) million for the nine months ended September 30, 2018 compared to an income tax expense of $128 thousand for the nine months ended September 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) was enacted in the U.S. which provided for the indefinite carryforward of domestic net operating losses generated in tax years ending after December 31, 2017.  Net operating losses incurred by a U.S. corporate taxpayer in tax years prior to 2018 continue to be subject to expiration periods if not used to offset future taxable income.  As a result of this change, the domestic net operating losses we incurred to-date in 2018 were recognized to the extent that they are available to offset our indefinite-lived deferred tax liabilities.  Although we expect to incur domestic operating losses in the future, deferred tax assets (and a related tax benefit) will only be recognized to the extent we have deferred tax liabilities to offset.

Net Loss
Net loss increased $9.6 million, or 33.8%, to $38.0 million for the nine months ended September 30, 2018 from $28.4 million for the nine months ended September 30, 2017. The increase in net loss was primarily the result of higher sales and marketing expenses due to increase in revenue and general and administrative expenses, partially offset by the higher tax benefit of $2.5 million previously described.
Non-GAAP Financial Measures
Adjusted EBITDA represents net loss plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, costs incurred to-date related to the pending Merger with Stryker, transaction expenses associated with our acquisition of certain spine assets of Medcomtech, S.A. and foreign currency transaction loss (gain).
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(15,813)	$(8,465)	$(38,005)	$(28,397)
Interest expense	2,750	1,748	6,615	5,211
Income tax expense (benefit)	213	40	(2,351)	128
Depreciation and amortization	5,893	6,810	17,251	21,424
Stock-based compensation expense	1,713	1,442	4,852	4,322
Merger-related transaction expenses (1)	3,228	—	3,228	—
Foreign currency transaction loss (gain)	74	(671)	552	(1,518)
Adjusted EBITDA	$(1,942)	$904	$(7,858)	$1,170
(1) Represents costs incurred for investment advisor fairness opinion and legal fees to negotiate such transactions.
Liquidity and Capital Resources
Our principal long-term liquidity need is working capital to support the continued growth of our business, including through the hiring of direct sales employees and independent sales agencies to expand our global sales force, purchases of additional inventory to support future sales activities and the development and commercialization of new products through our research and development efforts. Subject to the Merger, we expect to fund our long-term capital needs with cash and cash equivalents, availability under our revolving credit facility (which may vary due to changes in our borrowing capacity) and cash flow from operations. To the extent the Merger is not completed as expected and additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they would be obtained through incurring additional indebtedness, additional equity financings or a combination of these potential sources of funds.
On June 18, 2018, we issued $75.0 million aggregate principal amount of 2018 Convertible Notes and received net proceeds of approximately $71.5 million. We retired the $18.0 million of borrowings outstanding under our revolving credit facility with a portion of these proceeds. As of September 30, 2018, our cash and cash equivalents were $55.6 million as compared to $24.0 million as of December 31, 2017. At September 30, 2018, our outstanding long-term indebtedness consisted primarily of the carrying value of the Convertible Notes of $93.0 million and the capital lease obligation, net of current maturities, of $32.9 million. As of September 30, 2018, we had working capital of $136.6 million as compared to $99.6 million as of December 31, 2017.
In the event the Merger is not completed as expected, we believe that these sources will provide sufficient liquidity for the foreseeable future, our liquidity and our ability to fund these needs, however, will depend to a significant extent on our future financial performance, which will be subject in part to general economic, competitive, financial, regulatory and other factors that are beyond our control. In addition to these general economic and industry factors, the principal factors determining whether our cash flows will be sufficient to meet our long-term liquidity requirements will be our ability to provide attractive products to our customers, changes in our customers’ ability to obtain third-party coverage and reimbursement for procedures that use our products, increased pricing pressures resulting from intensifying competition, cost increases and changes in the regulatory environment. If these factors change significantly or other unexpected factors adversely affect us, our business may not generate sufficient cash flow from operations and future financings may not be available on terms acceptable to us or at all to meet our liquidity needs.
In assessing our liquidity, management reviews and analyzes our current cash-on-hand, the average number of days our accounts receivable are outstanding, payment terms that we have established with our vendors, sales trends, inventory turns, foreign exchange rates, capital expenditure commitments and income tax rates.
Cash Flows
The following table shows our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(24,658)	$(8,708)
Net cash used in investing activities	(15,863)	(11,491)
Net cash provided by financing activities	72,803	8,062
Effect of exchange rate on cash	(615)	567
Net change in cash and cash equivalents	$31,667	$(11,570)
Cash Used in Operating Activities
Net cash used in operating activities increased $16.0 million to $24.7 million for the nine months ended September 30, 2018 from $8.7 million for the nine months ended September 30, 2017. The increase in net cash used in operations was primarily the result of an increase in accounts receivable and inventory purchases attributable to the increases in revenue and product distribution, offset in part from the timing of payments of operating and prepaid expenses.
Cash Used in Investing Activities
Net cash used in investing activities increased $4.4 million to $15.9 million for the nine months ended September 30, 2018 from $11.5 million for the nine months ended September 30, 2017. The increase in net cash used in investing activities was primarily the result of an increase in purchases of surgical instruments, offset in part by a decrease in purchases of property, plant and equipment. During the remainder of 2018, we expect net cash used in investing activities for purchases of surgical instruments to continue to increase as we continue to expand our product portfolio.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $64.7 million to $72.8 million for the nine months ended September 30, 2018 from $8.1 million for the nine months ended September 30, 2017. This increase was primarily due to proceeds of $71.5 million from our issuance of the 2018 Convertible Notes, net of issuance costs, offset in part from exercise of stock based compensation plans. During the nine months ended September 30, 2018, we borrowed $18.0 million under our credit facility, which was repaid from net proceeds received from issuance of the 2018 Convertible Notes.
Indebtedness
Revolving Credit Facility
We maintain a senior secured credit facilities credit agreement (as amended from time to time, the “Credit Agreement”) with Silicon Valley Bank and Comerica Bank as lenders, which is secured primarily by the assets of our operating subsidiaries in the United States and United Kingdom and expires on April 26, 2019. The credit facility consists of revolving credit facility of $55.0 million, with a sub-facility for letters of credit in the aggregate availability amount of $10.0 million and a swingline sub-facility in the aggregate availability amount of $5.0 million. As of September 30, 2018, we were in compliance with all the financial and other covenants of the credit facility. We had no outstanding borrowings on the revolving credit facility at September 30, 2018.

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
As of September 30, 2018, we had $49.0 million of unused borrowing capacity under the revolving credit facility, net of an issued but undrawn letter of credit for $6.0 million, representing a security deposit on the corporate headquarters and operations facilities lease. We expect that the Credit Agreement will be terminated upon completion of the Merger.
Convertible Notes
In August 2016, we issued $50.0 million aggregate principal amount of the 2016 Convertible Notes. The 2016 Convertible Notes are due August 15, 2036 unless earlier converted, redeemed or repurchased by us. The 2016 Convertible Notes pay interest at an annual rate of 4.125%, payable semi-annually in arrears on February 15 and August 15 of each year.
In June 2018, we issued $75.0 million aggregate principal amount of the 2018 Convertible Notes. The 2018 Convertible Notes are due June 30, 2025 unless earlier converted, redeemed or repurchased by us. The 2018 Convertible Notes pay interest at an annual rate of 3.00%, payable semi-annually in cash on June 30 and December 30 of each year beginning on December 30, 2018. We received net proceeds from the sale of the 2018 Convertible Notes of approximately $71.5 million after deducting underwriting discounts and commissions and offering expenses of $3,564.
The Convertible Notes are governed by, as applicable, (i) an indenture, dated as of August 11, 2016, between the Company and The Bank of New York Mellon, as trustee (the “Trustee”) (the “2016 Indenture”) relating to the 2016 Convertible Notes and (ii) an indenture, dated as of June 18, 2018 (the “2018 Indenture”, together with the 2016 Indenture, the “Convertible Notes Indentures,” and each, a “Convertible Notes Indenture”), between the Company and the Trustee, relating to the 2018 Convertible Notes, each of which contain customary terms and covenants and events of default. The Convertible Notes are senior, unsecured obligations and are equal in right of payment with existing and future senior, unsecured indebtedness, senior in right of payment to our future indebtedness that is expressly subordinated to the Convertible Notes, and effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and preferred equity (to the extent we are not a holder thereof), if any, of our subsidiaries.

As described in “Note 2. Merger Agreement with Stryker Corporation” to the condensed consolidated financial statements, under the terms of our Convertible Notes, from and after the effective time of the Merger, the Convertible Notes will no longer be convertible on the basis of K2M common stock and will instead be convertible into the cash consideration paid pursuant to the Merger.  Pursuant to the terms of the respective Convertible Notes Indenture, K2M and the trustee for each series of Convertible Notes will enter into supplemental indentures providing for such changes to the conversion right. The Convertible Notes will remain obligations of K2M following the Merger (until their conversion, repurchase, maturity or other cancellation).
Under the terms of the Convertible Notes, the Merger will constitute both a Fundamental Change and Make-Whole Fundamental Change (in each case, as defined in the applicable Convertible Notes Indenture).  As a result, holders of the Convertible Notes will be permitted to choose to (i) convert their Convertible Notes at a temporarily increased conversion rate, (ii) require K2M to buy back their Convertible Notes for a price equal to their principal amount plus accrued but unpaid interest to, but not including, the repurchase date or (iii) continue holding their Convertible Notes; provided, however, that holders of the 2018 Convertible Notes will not have the right to require K2M to buy back their 2018 Convertible Notes if the cash consideration such holder would receive upon conversion of their 2018 Convertible Notes would exceed what they would receive upon a repurchase of their 2018 Convertible Notes in connection with such Fundamental Change.
If holders elect to convert their Convertible Notes in connection with the Merger, the conversion rate will be  temporarily increased (as set forth in the applicable Convertible Notes Indenture) based upon (x) the date on which the Merger is consummated and (y) the per share merger consideration provided for in the Merger Agreement.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had an undrawn letter of credit and a bank guarantee totaling $6.2 million primarily representing a security deposit on the corporate headquarters and operations facilities lease.
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
Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Our critical accounting policies and estimates are described under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We have reviewed our policies and determined that those policies remain our critical accounting policies as of and for the three and nine months ended September 30, 2018.
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
Interest Rate Risk
The interest rate on the Convertible Notes is fixed therefore we are not exposed to interest rate risk with respect to these Convertible Notes. However, we are exposed to interest rate risk in connection with any future borrowings under our revolving credit facility, which bears interest at floating rates. For variable rate debt, interest rate changes do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We do not believe that a change in interest rates of 10% would have a significant impact on our net loss for the period or on cash flow.

Foreign Exchange Risk
We operate in countries outside of the United States, and, therefore, we are exposed to foreign currency risks. In the European markets where we manage billing relationships, we transact our business in local currencies, which are comprised primarily of Pounds Sterling and the Euro. Following our May 1, 2018 acquisition of certain spine assets of Medcomtech, S.A. and transition to an independent sales agency relationship in Spain, our exposure to foreign currency risks increased as we started to invoice our Spanish and Portuguese customers in Euros. We expect our exposure to risk relating to foreign currencies to increase in the second half of 2018 as we continue to operate in Spain and Portugal.  For the three months ended September 30, 2018, revenue denominated in currencies other than U.S. Dollars represented approximately 12.6% of our total revenue as compared to approximately 8.8% for the three months ended September 30, 2017. Operating expenses related to these sales are largely denominated in the same respective currency, thereby limiting our transaction risk exposure. We therefore believe that the risk of an impact on our operating income from foreign currency fluctuations is not significant. In addition, we have intercompany foreign transactions between our subsidiaries, which are denominated in currencies other than their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our intercompany foreign transactions generating transaction gains or losses in the respective period and are reported in total other income (expense), net in our consolidated financial statements.
We recorded a foreign currency transaction (loss) gain of $(0.1) million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, compared to $(0.6) million and $1.5 million during the nine months ended September 30, 2018 and 2017, respectively. The monetary assets and liabilities of our foreign subsidiaries denominated in other currencies are translated into U.S. dollars at each balance sheet date resulting in a foreign currency translation adjustment reflected in accumulated other comprehensive loss. We recorded foreign currency translation (loss) income of $(0.9) million and $0.9 million in the three months ended September 30, 2018 and 2017, respectively, compared to $(1.6) million and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively.
Our contracts with foreign distributors are denominated and settled in U.S. dollars. Such foreign distributors are impacted by foreign currency fluctuations which in turn may impact their ability to pay us in a timely manner. Revenue from such customers approximated 13.8% of our revenue for both the three months ended September 30, 2018 and September 30, 2017, compared to 13.6% and 14.5% of our revenue during the nine months ended September 30, 2018 and 2017, respectively. In addition, our revenue from such customers represented 21.6% and 31.8% of our net outstanding accounts receivable at September 30, 2018 and December 31, 2017, respectively.

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

We carried out the evaluation required by Exchange Act Rules 13a-15(b) and 15d-15(b) under the supervision and with the participation of our disclosure committee and our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, were not effective at the reasonable assurance level as of September 30, 2018 due to the material weaknesses identified as of December 31, 2017 and described below.

Notwithstanding the identified material weaknesses and management’s assessment that internal control over financial reporting was not effective as of September 30, 2018, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States.
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
Remediation of Material Weaknesses
During the period covered by this Quarterly Report on Form 10-Q, we have actively engaged in a remediation plan to ensure that controls contributing to the material weaknesses are designed appropriately and will operate effectively.  The remediation actions we have taken included the following:

•	resolution of any user access deficiencies by further segregation and / or removal of conflicting access of certain IT users, standard provisioning of users access, and

•
establishment and maintenance of a comprehensive change management process and controls over IT operating systems, databases, IT applications and reports created from certain key IT systems used in the financial reporting process.

Management believes that these efforts will effectively remediate the material weaknesses.  However, these weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively.
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
On October 11, 2018, two purported class action lawsuits were filed in the United States District Court for the District of Delaware, challenging the Merger. These actions, Brown v. K2M Group Holdings, Inc. et al., Case No. 1:18-cv-01567 and Franchi v. K2M Group Holdings, Inc. et al., Case No. 1:18-cv-01568 (collectively, the “Actions”) name K2M and individual officers and members of the K2M Board of Directors as defendants. The Actions allege, among other things, that the defendants failed to disclose certain information relating to K2M’s financial projections set forth in the proxy statement filed with the SEC on October 5, 2018 (the “proxy statement”). On October 17, 2018, plaintiff in the Brown lawsuit filed a motion for a preliminary injunction seeking to enjoin the stockholder vote on the Merger pending the disclosure of additional information.
K2M believes that the Actions are without merit and that no further disclosure is required to supplement the proxy statement under applicable law; however, to eliminate the burden, expense, and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, K2M made certain supplemental disclosures to the proxy statement as set forth in the Company’s Current Report on Form 8-K filed on October 22, 2018. On October 23, 2018, in consideration for such supplemental disclosures by K2M, plaintiffs in the Actions voluntarily dismissed the Actions, and plaintiff in the Brown lawsuit withdrew the motion for a preliminary injunction seeking to enjoin the stockholder vote on the Merger.

ITEM 1A.    RISK FACTORS
Other than the following, there have been no material changes to the risk factors as previously disclosed, in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which is accessible on the SEC's website at www.SEC.gov.
Risk Factors Related to the Merger
The announcement and pendency of the Merger with Stryker could adversely affect our business, financial condition, results and operations.

On August 29, 2018, we, Stryker Corporation, a Michigan corporation (“Stryker”), and Austin Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Stryker (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into K2M (the “Merger”), with K2M continuing as the surviving corporation in the Merger and as a direct or indirect wholly owned subsidiary of Stryker.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, results or operations, regardless of whether the Merger is completed. These risks to our business include the following:

•	the diversion of management and employee attention away from the day-to-day operation of our business towards the completion of the Merger;

•	the impairment of our ability to attract and retain key personnel while the proposed Merger is pending and the potential adverse effects on our financial results as a result of that disruption;

•	potential harm to relationships with our employees, vendors, distributors, sales representatives, customers or strategic partners;

•
restrictions in the Merger Agreement on the conduct of our business prior to the completion of the Merger, which could delay or prevent us from realizing certain business opportunities or taking certain actions with respect to our operations that we might otherwise take absent the pending Merger; and

•	potential suits, actions or proceedings relating to the Merger and the costs and distractions related thereto.

The Merger Agreement limits our ability to pursue alternative transactions and, in specified circumstances, could require us to pay a termination fee of $47.6 million.

The Merger Agreement contains provisions that, subject to certain exceptions, preclude us from actively soliciting alternative proposals. In addition, if the Merger Agreement is terminated under certain circumstances, we will be required to pay Stryker a termination fee of $47.6 million. It is possible that these or other provisions in the Merger Agreement might discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing such an acquisition, even if such third party were prepared to enter into a transaction that would be more favorable to us and our stockholders than the Merger. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the $47.6 million termination fee that may become payable in certain circumstances.

The Merger may not be completed in a timely manner, or at all, and the failure to complete the Merger could adversely affect our business or the market price of our common stock.

The consummation of the Merger is subject to certain customary conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of K2M Common Stock, (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of authorization or consent under certain specified antitrust laws, (iv) the absence of a material adverse effect with respect to K2M, and (v) compliance in all material respects on the part of each of K2M and Stryker with such party’s covenants under the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions).

There can be no assurance that all conditions to the parties’ obligations to consummate the Merger will be satisfied, and as a result, there can be no assurance that the Merger will be completed. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Failure to complete the Merger could adversely affect our business or the market price of our common stock in a number of ways, including the following:

•
if the Merger is not consummated, and depending on the circumstances that would have caused the Merger not to be consummated, it is likely that the price of our common stock will decline significantly. If that were to occur, it is uncertain when, if ever, the price of our common stock would return to the price at which it trades as of the date of this Quarterly Report on Form 10-Q;

•	we have incurred, and will continue to incur, significant transaction costs and expenses in connection with the Merger, regardless of whether the Merger is consummated;

•	the market’s perception of our prospects could be adversely affected; and

•	our obligation to pay Stryker a termination fee of $47.6 million if the Merger Agreement is terminated under certain circumstances.
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
2.1
Agreement and Plan of Merger dated as of August 29, 2018 by and among K2M Group Holdings, Inc., Stryker Corporation and Austin Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2018).

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

K2M Group Holdings, Inc. (Registrant)

November 8, 2018	By:	/s/ ERIC D. MAJOR
		Name:	Eric D. Major
		Title:	Chairman, President and Chief Executive Officer

	By:	/s/ GREGORY S. COLE
		Name:	Gregory S. Cole
		Title:	Chief Financial Officer